Form 10QSB
period 1996-06-30
PEOPLES FINANCIAL CORP INC /PA/
filed 1996-11-01
CIK 936948

THIS DOCUMENT IS A CONFIRMING COPY OF THE FORM 10-QSB QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 FILED ON AUGUST
12, 1996 BY PAPER.


             U. S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



(Mark One)

   [X]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996
                                        ---------------

   [ ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to ______

          Commission file number   33-88802
                                 ------------


                 PEOPLES FINANCIAL CORP., INC.
          ---------------------------------------------
         (Exact name of small business issuer as specified in its charter)


         Pennsylvania                         25-1469914
        --------------------------------------------------------
        (State or other jurisdiction of      (IRS Employer
        incorporation or organization)       Identification No.)

        Ford Street and Fourth Avenue, Ford City, PA 16226
        --------------------------------------------------------
           (Address of principal executive offices)

          (412) 763-1221
        --------------------------------------------------------
           (Issuer's telephone number)

        --------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
dates:   June 30, 1996
        ---------------

     As of June 30, 1996, there were 879,807 shares of the Registrant's common stock, $0.30 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes ___ No ___

          PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY



INDEX                                                       PAGE

          Accountant's Compilation Report

PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Balance Sheets -
          June 30, 1996 (unaudited) and December 31,1995      1

          Consolidated Statements of Income -
          Six months ended June 30, 1996 (unaudited)
           and 1995                                           2

          Consolidated Statements of Cash Flows -
          Six months ended June 30, 1996 (unaudited)
           and 1995                                           3

          Notes to Consolidated Financial Statements          4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       5


PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings                                   7

ITEM 2.   Changes in Securities                               7

ITEM 3.   Defaults Upon Senior Securities                     7

ITEM 4.   Submission of Matters to a Vote of Security Holders 7

ITEM 5.   Other Information                                   7

ITEM 6.   Exhibits and Reports on Form 8-K                    7

SIGNATURES                                                    8

EDWARDS        CERTIFIED PUBLIC ACCOUNTANTS   A PROFESSIONAL
LEAP &                                        CORPORATION
SAUER          --------------------------------------------------
               Box 20
               N. Juniata Street
               Hollidaysburg, PA 16648
               (814) 695-7441
               (814) 695-8077 Fax


                 ACCOUNTANT'S COMPILATION REPORT


To the Boards of Directors
Peoples Financial Corp., Inc. and Subsidiary
Ford City, Pennsylvania

We have compiled the accompanying consolidated balance sheets of Peoples Financial Corp., Inc. and Subsidiary as of June 30, 1996 and December 31, 1995, and the related statements of income and statements of cash flows for the six months ended June 30, 1996 and 1995 for Peoples Financial Corp., Inc. and Subsidiary included in the accompanying prescribed form, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form prescribed by the Securities and Exchange Commission under Regulation S-B of the 1934 Act, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion, or any other form of assurance on them.

These financial statements (including related disclosures) are presented in accordance with the requirements of the Securities and Exchange Commission, which differ from generally accepted accounting principles. Accordingly, these financial statements are not designed for those who are not informed about such differences.


                              /s/ Edwards Leap & Sauer
                              --------------------------
                              Edwards Leap & Sauer


Pittsburgh, Pennsylvania
August 8, 1996



HOLLIDAYSBURG
PITTSBURGH

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(see Accountant's Compilation Report)
(In thousands)


                                   June 30
                                   1996           December 31
                                  (Unaudited)         1995
                                  -----------     -----------


ASSET
 Cash and due from banks          $  7,693         $  8,951
 Federal funds sold                  3,800            2,275
 Securities available for sale      23,563           22,585
 Investment securities, at cost     29,846           32,717
 Federal Home Loan Bank Stock          570              602
 Loans, net                        121,521          113,601
 Premises and equipment, net         3,485            3,573
 Other assets                        2,900            2,583
                                 ---------        ---------

     Total assets                $ 193,378        $ 186,887
                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits
 Non-interest bearing            $  22,191        $  18,447
 Interest bearing                  139,313          138,645
                                 ---------        ---------
 Total Deposits                    161,504          157,092

Accrued interest and other
liabilities                          7,074            6,421
                                 ---------        ---------
 Total Liabilities                 168,578          163,513

STOCKHOLDERS' EQUITY
 Common stock, par value               365              365
 Additional paid-in capital          3,749            3,749
 Retained earnings                  12,781           12,068
 Unrealized holding gains on
  securities available for sale      7,905            7,192
                                 ---------        ---------
 Total stockholders' equity         24,800           23,374
                                 ---------        ---------

 Total liabilities and
  stockholders' equity           $ 193,378        $ 186,887
                                 =========        =========

The accompanying notes are an integral part of these consolidated financial statements.


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(see Accountant's Compilation Report)


                                  Six Months Ended June 30,
                                  -------------------------
                                    1996              1995
                                    ----              ----
                                 (In thousands, except for per
                                  share data)

INTEREST INCOME
 Loans                           $   5,225        $   4,915
 Investment securities               1,375            1,367
 Interest bearing deposits               3                1
 Federal funds sold                    190              177
                                 ---------        ---------
 Total interest income               6,793            6,460

INTEREST EXPENSE
 Deposits                            3,170            3,045
                                 ---------        ---------

NET INTEREST INCOME                  3,623            3,415

PROVISION FOR LOAN LOSSES                0               10
                                 ---------        ---------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES           3,623            3,405

NON-INTEREST INCOME
 Service fees and other                335              313
 Net investment gains                  285              348
                                 ---------        ---------
                                       620              661

NON-INTEREST EXPENSES
 Salaries                            1,047              981
 Director's fees                        79               62
 Pension and other employee benefits   365              354
 Occupancy expense                     469              456
 Other                                 940            1,253
                                 ----------       ---------
                                     2,900            3,106

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST               1,343              960

PROVISION FOR INCOME TAXES             251               75
                                 ---------        ---------

INCOME BEFORE MINORITY INTEREST      1,092              885

MINORITY INTEREST                        0              163
                                 ---------        ---------
NET INCOME                       $   1,092        $     722
                                 =========        =========
NET INCOME PER SHARE OF
 COMMON STOCK                    $    1.24        $    1.05
                                 =========        =========

SHARES USED IN COMPUTING
 NET INCOME PER COMMON SHARE       879,807          690,680
                                 ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(see Accountant's Compilation Report)
(In thousands)



                                  Six Months Ended June 30,
                                  -------------------------
                                    1996              1995
                                    ----              ----


CASH FLOWS FROM OPERATING
 ACTIVITIES
Net Income                       $   1,092        $     722
Adjustments to reconcile
 net cash from operating
 activities:
 Depreciation and amortization         260              163
 Net accretion/amortization of
  premiums and discounts               (11)               8
 Gain on sale of investments          (285)            (348)
 Provision for loan losses               0                0
 Reinvestment stock dividends          (41)             (41)
 Minority interest                       0              163
 Increase (decrease) in cash due
 to changes in assets and
 liabilities:
 Other assets                         (317)            (630)
 Accrued interest and other
 liabilities                           510              610
                                 ---------        ----------

NET CASH FROM OPERATING
 ACTIVITIES                          1,208              647

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Proceeds from sales of
  securities available for sale      1,851              595
 Proceeds from maturities of
  investment securities              3,370            5,801
 Purchase of investment securities  (1,990)          (5,427)
 Purchase of securities available
  for sale                            (230)             (50)
 Net loans made to customers        (7,920)             326
 Premises and equipment
  expenditures                        (172)            (290)
                                 ----------       ----------

NET CASH FROM (USED BY)
 INVESTING ACTIVITIES               (5,091)             955

CASH FLOWS FROM FINANCING
 ACTIVITIES
Net increase (decrease)
 in deposits                         4,555            3,923
Proceeds from issuance of
 common stock                            0               40
Dividends paid                        (405)            (306)
Repayment of FHLB advances               0           (2,175)
                                 ----------       ----------

 NET CASH FROM FINANCING
  ACTIVITIES                         4,150            1,482
                                ----------       -----------

NET CHANGE IN CASH AND CASH
 EQUIVALENTS                           267            3,084

Cash and cash equivalents at
 beginning of year                  11,226            8,798
                                 ---------        ----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $  11,493         $ 11,882
                                 =========        ==========




PEOPLES FINANCIAL CORP., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the "Corporation") and its wholly owned subsidiary, PFC Bank, and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Effective, April 1, 1995, PFC Bank (formerly Peoples Bank of PA) merged with New Bethlehem Bank. Under the terms of the merger agreement New Bethlehem shareholders received 183.15 shares of Peoples Financial Corp., Inc. for each share of New Bethlehem stock held. The merger was accounted for using the purchase method of accounting, pursuant to which the assets and liabilities of New Bethlehem Bank were revalued to fair market value on the date of the merger.

NOTE B - EARNINGS PER SHARE

Shares used in the earnings per share computation are the weighted average number of shares outstanding during the periods in question.



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the six months ended June 30, 1996, the Corporation's total assets increased over December 31, 1995 by approximately $6.5 million resulting primarily from an increase of over $7.9 million in loans. In addition, other assets, consisting primarily of prepaid expenses and accrued interest receivable increased by $321,000. These increases were offset primarily by a reduction in securities available-for-sale and investment securities.

The increase in liabilities is primarily attributable to increases in deposits which increased over $4.4 million in the six-month period ended June 30, 1996.

As of June 30, 1996, PFC Bank had a ratio of non-performing loans to total assets of .49% as compared to a ratio of .70% as of the end of the previous calendar year. Included in June 30, 1996, non-performing loan totals were loans totaling $945,000 which were delinquent more than 90 days and on non-accrual status. At
June 30, 1996, the allowance for possible loan losses was $1,234,000, which represented 1.0% of total loans as compared to 1.1% at the end of the previous calendar year. Non-performing non-accrual loans totaled 42.38% of the allowance for possible loan losses, as compared to 40.03% at December 31, 1995.

In management's opinion, the allowance for possible loan losses as of June 30, 1996 is adequate to absorb any future loan losses based on information presently known. There can be no assurance, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income
----------

For the six-month period ended June 30, 1996, the Corporation recognized net income of $1,092,000, an increase of $370,000 over the same period of the prior fiscal year.

The operating results of the Corporation are solely dependent upon the net income generated by its subsidiary, PFC Bank. PFC
Bank also has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income
-------------------

Net interest income for the six-month period ended June 30, 1996 was $3.6 million, an increase of $208,000 from the six-month period ended June 30, 1995. This increase is primarily attributed to an increase in the loan portfolio of $7.9 million.
Interest expense for the six-month period ended June 30, 1996 was $3.2 million, a $125,000 increase over the same six-month period ended June 30, 1995. Management attributes this increase primarily to the increase in interest bearing deposits.



Provision for Loan Losses
-------------------------

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. This process is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the provision resulting in adjustment to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the six-month period ended June 30, 1996, the Corporation provided $0 to the provision for loan losses as compared to $10,000 for the same period in the previous fiscal year. Net charge-offs for the six-month period ended June 30, 1996 amounted to $11,000.

Non-Interest Income
-------------------

Non-interest income for the six-month period ended June 30, 1996 was $620,000, a decrease of $41,000 over non-interest income for the six-month period ended June 30, 1995.

Net investment gains were $285,000 for the six-month period ended
June 30, 1996 as compared to $348,000 for the same six-month period the previous year. These net gains were primarily the result of the liquidation of a portion of the Corporation's available-for-sale investment portfolio.

Non-Interest Expenses
---------------------

Total non-interest expenses decreased by $206,000 for the six-month period ended June 30, 1996 when compared to the same period in the prior year. The major components of non-interest expenses represent normal recurring costs of operations including compensation and employee benefits, occupancy expense, and data processing.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes
--------------------------

The Corporation incurred a provision for income taxes of $251,000 for the six-month period ended June 30, 1996. This figure compares to a provision of $75,000 for the same period ended June
30, 1995. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.




PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings
  Not applicable

ITEM 2.  Changes in Securities
  Not applicable

ITEM 3.  Defaults Upon Senior Securities
  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
  Not applicable

ITEM 5.  Other Information

On April 1, 1995, the Corporation completed the merger of New
Bethlehem Bank with and into Peoples Bank of PA, its wholly owned subsidiary, forming PFC Bank.  Prior to completion of the merger,
New Bethlehem Bank was a majority owned subsidiary of Peoples
Bank of PA.   As part of the merger, Peoples Bank of PA acquired
the remaining minority interest in  New Bethlehem Bank.  Shares of the Corporation common stock totaling 379,487 were issued to the minority shareholders of New Bethlehem Bank.

On April 17, 1996, David P. Fennell was elected by the Board of
Directors to replace C. Edward Dunmire as president of PFC Bank and Peoples Financial Corp., Inc. On April 17, 1996, R.B.
Robertson was appointed by the Board of Directors to replace C.
Edward Dunmire as Chief Executive Officer of PFC Bank.  On April
17, 1996, Brian Henry was elected by the Board of Directors to replace David P. Fennell as secretary of PFC Bank and Peoples
Financial Corp., Inc.

On Friday, July 19, 1996 Clarion County, Pennsylvania, including the New Bethlehem area encountered tremendous flooding. PFC Bank experienced substantial flood damage. One branch office was completely submerged, while the operations center absorbed considerable damage. The financial impact of this disaster is not determinable at this time.

ITEM 6.  Exhibits and Reports on Form 8-K

  (a) No exhibits are contained herein.

  (b) No reports on Form 8-K were filed during the quarter ended
June 30, 1996.




                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 1, 1996



                                 PEOPLES FINANCIAL CORP., INC.
                                                  (Registrant)


/s/ David P. Fennell
--------------------
David P. Fennell
President




/s/ James L. Kifer
--------------------
James L. Kifer
Assistant Secretary


                          Page 8




