Form 10QSB
period 1996-09-30
PEOPLES FINANCIAL CORP INC /PA/
filed 1996-11-14
CIK 936948

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                         FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________to _________

      Commission file number 33-88802
                            ------------------------------

                   PEOPLES FINANCIAL CORP., INC.
    ---------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

    Pennsylvania                               25-1469914
   -----------------------------------------------------------
   (State or other jurisdiction of           (IRS Employer
    incorporation or organization)            Identification No.)

       Ford Street and Fourth Avenue, Ford City, PA 16226
   ------------------------------------------------------------
              (Address of principal executive offices)

       (412) 763-1221
   -------------------------------------------------------------
              (Issuer's telephone number)

   --------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No____

             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
dates:   September 30, 1996
         ------------------

     As of September 30, 1996, there were 879,807 shares of the Registrant's common stock, $0.30 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):
     Yes____ No____

          PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX
                                                             PAGE
          Accountant's Compilation Report

PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -
          September 30, 1996 and December 31,1995              1

          Consolidated Statements of Income -
          Nine months ended September 30, 1996 and 1995        2

          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1996 and 1995        3

          Notes to Consolidated Financial Statements           4


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        5

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                    7

ITEM 2.   Changes in Securities                                7

ITEM 3.   Defaults Upon Senior Securities                      7

ITEM 4.   Submission of Matters to a Vote of Security Holders  7

ITEM 5.   Other Information                                    7

ITEM 6.   Exhibits and Reports on Form 8-K                     7

SIGNATURES                                                     8

                    ACCOUNTANT'S COMPILATION REPORT

To the Boards of Directors
Peoples Financial Corp., Inc. and Subsidiary
Ford City, Pennsylvania


We have compiled the accompanying consolidated balance sheets of Peoples Financial Corp., Inc. and Subsidiary as of September 30, 1996 and December 31, 1995, and the related statements of income and statements of cash flows for the nine months ended September 30, 1996 and 1995 for Peoples Financial Corp., Inc. and Subsidiary included in the accompanying prescribed form, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                         /s/ Edwards Leap & Sauer
                         -------------------------
                         Edwards Leap & Sauer



Pittsburgh, Pennsylvania
October 31, 1996

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(see Accountant's Compilation Report)
(In thousands)


                                    September 30
                                       1996          December 31
                                    (Unaudited)         1995
                                    ------------     -----------

ASSET
 Cash and due from banks            $     8,461      $    8,951
 Federal Funds sold                         325           2,275
 Securities available for sale           24,434          22,585
 Investment securities, at cost          28,422          32,717
 Federal Home Loan Bank Stock               570             602
 Loans, net                             129,749         113,601
 Premises and equipment, net              3,531           3,573
 Other assets                             3,468           2,583
                                    -----------      -----------

     Total assets                   $   198,960      $  186,887
                                    ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits
 Non-interest bearing               $    21,470          18,447
 Interest bearing                       144,101         138,645
                                    -----------      ----------
 Total Deposits                         165,571         157,092

Accrued interest and other
 liabilities                              7,663           6,421
                                    -----------      ----------

     Total Liabilities                  173,234         163,513

STOCKHOLDERS' EQUITY
 Common stock, par value                    365             365
 Additional paid-in capital               3,749           3,749
 Retained earnings                       13,047          12,068
 Unrealized holding gains on
 securities available for sale            8,565           7,192
                                    -----------      ----------
       Total stockholders' equity        25,726          23,374
                                    -----------      ----------

       Total liabilities and
         stockholders' equity       $   198,960      $  186,887
                                    ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(see Accountant's Compilation Report)
(In thousands, except for per share data)


                                 Nine Months Ended September 30,
                                     1996             1995
                                 --------------    -------------
INTEREST INCOME
 Loans                            $    8,005         $   7,498
 Investment securities                 2,081             2,108
 Interest bearing deposits                 3                 2
 Federal funds sold                      232               272
                                 --------------     ------------
     Total interest income            10,321             9,880

INTEREST EXPENSE
 Deposits                              4,776             4,730
                                 --------------     -------------

NET INTEREST INCOME                    5,545             5,150

PROVISION FOR LOAN LOSSES                 25                10
                                 --------------     -------------

NET INTEREST INCOME AFTER
 PROVISIONS FOR LOAN LOSSES            5,520             5,140

NON-INTEREST INCOME
 Service fees and other                  618               358
 Net investment gains                    455               673
                                 -------------      -------------
                                       1,073             1,031

NET-INTEREST EXPENSES
 Salaries                              1,622             1,528
 Director's fees                         117                97
 Pension and other employee benefits     526               535
 Occupancy expense                       817               735
 Other                                 1,549             1,764
                                 ------------       -------------
                                       4,631             4,659

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST                 1,962             1,512

PROVISION FOR INCOME TAXES               389               158
                                 ------------       -------------
INCOME BEFORE MINORITY INTEREST        1,573             1,354

MINORITY INTEREST                          0               163
                                 ------------       -------------
NET INCOME                        $    1,573       $     1,191
                                 ============      ==============
NET INCOME PER SHARE OF COMMON
 STOCK                            $     1.79       $      1.58
                                 ============      ==============
SHARES USED IN COMPUTING NET
 INCOME PER COMMON SHARE             879,807           754,492
                                 ============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                          Page 2


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(see Accountant's Compilation report)
(In thousands)


                                 Nine Months Ended September 30,
                                     1996             1995
                                 --------------    -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net Income                        $     1,573       $    1,191
Adjustments to reconcile
 net cash from operating
 activities:
Depreciation and amortization             440              399
Net accretion/amortization of
 premiums and discounts                    16                9
Gain on sale of investments              (455)            (673)
Provision for loan losses                  25               10
Loss on sale/disposal of assets            62                0
Reinvestment stock dividends              (64)             (62)
Minority interest                           0              163
Increase (decrease) in cash due to
 changes in assets and liabilities:
      Other assets                       (892)            (767)
      Accrued interest and other
      liabilities                         549            1,079
                                  -------------     ------------

NET CASH FROM OPERATING ACTIVITIES      1,254            1,349

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities
 available for sale                       981            1,243
Proceeds from maturities of
 investment securities                  6,300            6,061
Purchase of investment securities      (1,990)          (5,756)
Purchase of securities available
 for sale                                (230)             (50)
Net loans made to customers           (16,232)              15
Premises and equipment expenditures      (404)            (292)
                                  ------------      -----------

NET CASH FROM (USED BY)
 INVESTING ACTIVITIES                 (11,575)           1,221

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits    8,488            5,810
 Proceeds from issuance of common
 stock                                      0               40
 Dividends paid                          (607)            (500)
 Repayment of FHLB advances                 0           (2,175)
                                   ------------      ------------
NET CASH FROM FINANCING ACTIVITIES      7,881            3,175
                                   ------------      -------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS                           (2,440)           5,745

Cash and cash equivalents at
 beginning of year                     11,226            8,798
                                   ------------      -------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                         $    8,786        $  14,543
                                   ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                              Page 3

PEOPLES FINANCIAL CORP., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the Corporation) and its wholly owned subsidiary, PFC Bank, and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

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

NOTE B - EARNINGS PER SHARE
----------------------------

Shares used in the earnings per share computation are the weighted average number of shares outstanding during the periods in question.

NOTE C - RECLASSIFICATIONS
--------------------------

Certain previously reported items have been reclassified to conform with the current period's classifications. These reclassifications have no effect on net income.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the nine months ended September 30, 1996, the Corporation's total assets increased over December 31, 1995 by approximately $12 million resulting primarily from an increase of over $16.1 million in loans. In addition, other assets, consisting primarily of prepaid expenses and accrued interest receivable increased by $885,000. These increases were offset primarily by a reduction in investment securities.

The increase in total liabilities of approximately $9.7 million from December 31, 1995 to September 30, 1996 is primarily attributable to increases in deposits which increased over $8.4 million in the nine-month period ended September 30, 1996.

As of September 30, 1996, PFC Bank had a ratio of non-performing loans to total assets of .93% as compared to a ratio of .70% as of the end of the previous calendar year. Included in September 30, 1996, non-performing loan totals were loans totaling $1.2 million which were delinquent more than 90 days and on non-accrual status. At September 30, 1996, the allowance for possible loan losses was $1,244,000, which represented .96% of total loans as compared to 1.1% at the end of the previous calendar year. Non-performing non-accrual loans totaled 26.84% of the allowance for possible loan losses, as compared to 40.03% at December 31, 1995.

In management's opinion, the allowance for possible loan losses as of September 30, 1996 is adequate to absorb any future loan losses based on information presently known. There can be no assurance, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income
-----------

For the nine-month period ended September 30, 1996, the Corporation recognized net income of $1,573,000, an increase of $382,000 over the same period of the prior fiscal year.

The operating results of the Corporation are solely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank also has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income
--------------------

Interest income for the nine-month period ended September 30, 1996 was approximately $10.3 million, an increase of $441,000 from the nine-month period ended September 30, 1995. This increase is primarily attributed to an increase in the loan portfolio of $16.1 million. Interest expense for the nine-month period ended September 30, 1996 was approximately $4.8 million, a $46,000 increase over the same nine-month period ended September 30, 1995. Management attributes this increase primarily to the increase in interest bearing deposits.

Provision for Loan Losses
--------------------------

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. This process is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the provision resulting in adjustment to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the nine-month period ended September 30, 1996, the Corporation provided $25,000 to the provision for loan losses as compared to $10,000 for the same period in the previous fiscal year. Net charge-offs for the nine-month period ended September 30, 1996 amounted to $25,000.

Non-Interest Income
-------------------

Non-interest income for the nine-month period ended September 30, 1996 was approximately $1.1 million, an increase of $42,000 over non-interest income for the nine-month period ended September 30, 1995.

Net investment gains were $455,000 for the nine-month period ended September 30, 1996 as compared to $673,000 for the same nine-month period the previous year. These net gains were primarily the result of the liquidation of a portion of the Corporation's available-for-sale investment portfolio.

Non-Interest Expenses
---------------------

Total non-interest expenses decreased by $28,000 for the nine-month period ended September 30, 1996 when compared to the same period in the prior year. The major components of non-interest expenses represent normal recurring costs of operations including compensation and employee benefits, occupancy expense, and data processing.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes
---------------------------

The Corporation incurred a provision for income taxes of $389,000 for the nine-month period ended September 30, 1996. This figure compares to a provision of $158,000 for the same period ended September 30, 1995. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

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

On Friday, July 19, 1996, Clarion County, Pennsylvania, including the New Bethlehem area experienced tremendous flooding. PFC Bank experienced substantial flood damage. One branch office was completely submerged, while the operations center absorbed considerable damage. The financial impact of the disaster is not expected to have a material impact on the Corporation's financial position.

ITEM 6.  Exhibits and Reports on Form 8-K

  (a) No exhibits are contained herein.

  (b) No reports on Form 8-K were filed during the quarter ended
September 30, 1996.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 1996
         ----------------

                          PEOPLES FINANCIAL CORP., INC.
                                           (Registrant)



/s/ David P. Fennell
---------------------
David P. Fennell
President


/s/ James L. Kifer
---------------------
James L. Kifer
Assistant Secretary




:64759