Form 10KSB40
period 1996-12-31
PEOPLES FINANCIAL CORP INC /PA/
filed 1997-03-28
CIK 936948

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark one)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ____________TO_____________

                         COMMISSION FILE NUMBER 33-88802

                          PEOPLES FINANCIAL CORP., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 PENNSYLVANIA                                  25-1469914
       ------------------------------                      ------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       Incorporation or organization)                      Identification No.)


           323 FORD STREET, FORD CITY, PA                   16226
           --------------------------------               --------
       (Address of principal executive offices)          (Zip Code)


        Registrants telephone number, including area code: (814) 275-3133

           Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered under Section 12(g) of the Exchage Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-KSB. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $19,599,453 (based upon estimated values from securities brokers)

Indicate the number of shares outstanding of the registrant's common stock, as of March 1, 1997: Peoples Financial Corp., Inc. Common Stock, par value $0.30 per share: 879,990 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference as Exhibits:
1) The 1996 Annual Report to Shareholders for use at the 1997 Annual Meeting.
2) Proxy Statement pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

DESCRIPTION OF PEOPLES FINANCIAL CORP, INC. AND PFC BANK


                                     Part I

ITEM 1 - DESCRIPTION OF BUSINESS

Peoples Financial Corp., Inc., (PFC) is a Pennsylvania business corporation, incorporated under Pennsylvania law, in June, 1984. PFC was organized to hold all of Peoples Bank of PA's (Peoples) outstanding common stock. Peoples in turn owned approximately 53% of New Bethlehem Bank (New Bethlehem) common stock. In March 1994, PFC redeemed approximately 41% of the PFC common stock outstanding that was beneficially owned by two trusts created by Paul L. Dunmire. Effective April 1, 1995, New Bethlehem merged with and into Peoples. Peoples concurrently changed its name to PFC Bank.

PFC Bank (the Bank) is a Pennsylvania-chartered banking institution and, as successor to Peoples and New Bethlehem, traces its origins to 1914 and 1895, respectively. PFC Bank offers a full range of banking services through six banking offices in Pennsylvania, two of which are located in Ford City, two in New Bethlehem, and one each in Clarion and Indiana. As of December 31, 1996, the Bank had total assets of $210.8 million and shareholders equity of $26.7 million. All of PFC Bank's outstanding common stock is owned by PFC.


Employees

As of December 31, 1996, PFC and PFC Bank had 89 full-time employees and 17 part-time employees.


Competition

PFC Bank competes actively with other financial institutions in its market area. Many of the other financial institutions, including those that operate within PFC Bank's market area but are headquartered elsewhere, are larger than the Bank. PFC Bank believes that it is generally competitive with the other institutions in its market area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.


Supervision and Regulation of PFC and PFC Bank

PFC is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and to supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). Under Federal Reserve Board policy, PFC, as a holding company, is expected to act as a source of financial strength to its subsidiaries and to commit resources to support the subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, PFC may not be in a position to provide it. The Bank Holding Company Act requires PFC to obtain prior approval by the Federal Reserve Board before it acquires or controls, directly or indirectly, more than 5 percent of the voting shares or substantially all of the assets of any institution including another bank, as referenced to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (The Interstate Banking and Branch Act). The Bank Holding Company Act prohibits acquisition by PFC of more than 5 percent of the voting shares of, or interest in all or substantially all of the assets of, any bank located outside Pennsylvania unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

As a bank holding company, PFC is prohibited from engaging in or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

As a bank holding company, PFC is required to file reports with the Federal Reserve Board and is subject to examinations thereby.

PFC Bank is subject to supervision, regulation and examination by the Commonwealth of Pennsylvania Department of Banking (the Department of Banking) and the Federal Deposit Insurance Corporation (FDIC). In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation.

The laws of the Commonwealth of Pennsylvania applicable to PFC Bank include, among other things, provisions that: (i) require the maintenance of certain reserves against deposits; (ii) limit the type and amount of loans that may be made and the interest that may be charged thereon; (iii) restrict investments and other activities; and, (iv) limit the payment of dividends. The amount of funds that the Bank may lend to a single borrower is generally limited under Pennsylvania law to 15 percent of the aggregate of its capital, surplus, undivided profits, loan loss reserves and capital securities of the Bank, all as defined by statute and regulation.

Applicable Pennsylvania law also requires that a bank obtain the approval of the Department of Banking prior to effecting any merger where the surviving bank would be a Pennsylvania-chartered bank. In reviewing merger applications, consideration is given, among other things, to whether the merger would be consistent with adequate and sound banking practices and in the public interest on the basis of several factors, including the potential effect of the merger on competition and the convenience and needs of the area primarily to be served by the bank resulting from the merger.

Applicable Pennsylvania law permits Pennsylvania-chartered banks to engage in banking activity in other states (interstate banking) provided that such activity is within a state that permits reciprocal privileges.

In September of 1994 the Interstate Banking and Branching Act was signed into law. This legislation permitted interstate banking twelve months after its enactment into law. Bank holding companies such as PFC are permitted to acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10 percent of the total deposits in the United States, or 30 percent of the total deposits in the target bank's state. The legislation permits states to waive these concentration limits and pose additional restrictions on acquisitions by out-of-state banks or bank holding companies. Interstate branching and merging of existing banks will be permitted after three years from the enactment of the Interstate Banking and Branching Act, if the subject bank is adequately capitalized and demonstrates good management. Interstate branch merging of existing banks will be permitted earlier if a state undertakes to enact legislation permitting it, which Pennsylvania enacted on July 6, 1995. The Interstate Banking and Branching Act also amends the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency, upon approval by the appropriate federal and state banking regulators.

As a bank, PFC Bank's earnings are affected by domestic economic conditions and by the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve Board is to regulate the monetary supply and interest rates. Among the instruments used to implement these objectives are open market operations in United States government securities. These instruments are used in varying combinations to influence overall growth and the distribution of bank loans, investments and deposits. The manner in which they are employed typically affects rates charged on loans or paid on deposits.

PFC Bank's deposits are insured by the FDIC pursuant to the system of federal deposit insurance initially established by the Banking Act of 1933. This insurance covers $100,000 per deposit account. The Bank pays insurance premiums into a fund according to rates established by the FDIC. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted, in part, to prevent the deposit insurance funds from becoming insolvent. FDICIA authorized the FDIC to raise insurance premium assessments in order to achieve and maintain an adequate level of funds. The depletion of the deposit insurance funds had been due, in part, to a large number of failed financial institutions in the 1980's, as well as increases in coverage per deposit account. As a result, the future cost of deposit insurance for the Bank is in large part dependent upon the extent of future banking failures and the amount of insurance coverage provided by the FDIC per deposit account, neither of which is within the Bank's control. Moreover, FDICIA required the FDIC to establish a risk-based insurance premium assessment system in order to differentiate between higher and lower risk institutions and to assess lower premiums against institutions in a lower risk category. As a result, the Bank's future cost of deposit insurance will depend, in part, upon its risk rating.

The FDIC has issued risk-based capital guidelines which supplement leverage capital requirements. These guidelines require PFC Bank to maintain the minimum risk-based capital ratio of 8 percent, of which at least 4 percent must be in the form of stockholders' equity. Assets are assigned to four risk categories with higher levels of capital required for those categories perceived as representing greater risk. The required capital ratios represent equity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to the differences in risk profiles among financial institutions and to minimize disincentives for holding highly liquid assets. It is not expected that these risk-based capital rules will have a material impact on the Bank's business or capital plans.

Under FDICIA, financial institutions such as PFC Bank are subject to increased regulatory scrutiny and are expected to comply with certain operational, managerial and compensatory standards developed by regulators. FDICIA also requires regulators to issue rules establishing certain minimum standards to which institutions must adhere with respect to assets, capital and earnings, internal control, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits.

Environmental Laws

Neither the Registrant nor the Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrower from entering into a loan transaction with the Bank. The Registrant is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substances on or from the property, or knowingly and willfully compelled the borrower to commit an action which caused such release or violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.


ITEM 2 - DESCRIPTION OF PROPERTIES

PFC Bank occupies approximately 8,300 square feet at 323 Ford Street, Ford City, Pennsylvania, which serves as its Corporate office facility. This space is leased from Armstrong Properties pursuant to operating leases at the rate of $1,416 per month. PFC Bank owns the following five facilities and certain parking facilities which are free and clear of any lien. The Manor office is in a 1,600 square foot facility. The Indiana office is located in a 4,000 square foot facility. The New Bethlehem Drive-Thru occupies a 2,800 square foot facility. The Clarion office is in a 7,101 square foot facility, and the operations center and New Bethlehem office is located in a 11,867 square foot facility located at 363 Broad Street, New Bethlehem, Pennsylvania. Substantially, all of the bank's available space is currently utilized. In management's opinion, the above properties are in good condition and are adequate for the Bank's purposes.


ITEM 3 - LEGAL PROCEEDINGS

Management believes there are no proceedings pending to which PFC or the Bank is a party or to which its property is subject, which, if determined adversely, would be material in relation to its undivided profits or financial condition. There are no proceedings pending other than routine litigation incidental to the business of PFC and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against PFC or the Bank by governmental authorities. See Note L, Regulatory Matters, of the attached
Exhibit 1, Consolidated Financial Statements of Peoples Financial Corp., Inc. and Subsidiary.


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     Part II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PFC's common stock is held by 355 shareholders of record as of March 1, 1997, and is rarely traded. Although there is no public trading market, management of PFC believes that a few securities dealers are attempting to form a market for the PFC common stock. As of March 1, 1997, there were 879,990 shares outstanding. PFC reports no sales of unregistered securities. PFC paid dividends of $0.23 per share each quarter during the calendar year ended December 31, 1996. Quarterly dividends of $0.08, $0.22, $0.22, and $0.22 per share were paid by PFC during 1995. Because corporate and banking laws limit the amount of dividends that can be paid generally, there can be no assurance that dividends will be paid in the future and, if paid, the amount of such dividends. See Note L, Regulatory Matters, of the attached Exhibit 13.

The following table summarizes quarterly highs and lows of Peoples Financial Corp., Inc. common stock since the merger date, April 1, 1995. Quotations were received from Elmer Powell and Associates and reflect inter-dealer prices, without retail markup, mark down or commission and may not represent actual transactions.

                                  Common Stock
                               Market Performance
                                  (in dollars)

                     -----------------------------------
                         Qtr.         High       Low
                     -----------------------------------
                         1995
                     -----------------------------------
                           2         24.00      24.00
                           3         25.00      24.00
                           4         25.25      24.00
                     -----------------------------------
                         1996
                     -----------------------------------
                           1         25.25      24.00
                           2         27.00      24.00
                           3         29.75      28.25
                           4         38.25      29.00
                     -----------------------------------

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and results of operations of PFC and its wholly owned subsidiary, PFC Bank. This consolidated financial information should be read in conjunction with the consolidated financial statements appearing as Exhibit 1 to this report. Substantially all of the income and expenses of PFC are attributable to PFC Bank.

Selected Financial Data

The following table sets forth certain selected historical financial data for PFC. Dollar amounts are in thousands, except per share data.



                                                                 Years Ended
                                                     ----------------------------------
Summary of Operations                                 12/31/96    12/31/95     12/31/94
                                                     ----------------------------------
   Total interest income                             $ 13,933     $ 13,168     $ 12,792
   Net interest income                                  7,457        6,869        7,506
   Provision for loan losses                               75           60          192
   Gains on securities                                  1,053        1,253        2,405
   Other operating income                               1,067          661          568
   Other operating expenses                             6,830        6,835        6,578
   Net income before deducting minority interest        2,110        1,542        2,679
   Net income                                           2,110        1,378        1,872
   Earnings per share                                    2.40         1.76         3.03

Average Balance Sheet Totals
   Total assets (1)                                   185,907      180,598      190,810
   Investment securities (1)                           41,846       56,678       70,088
   Loans & leases (net of unearned income
         and allowance for loan losses)               123,115      110,803      106,390
   Total deposits                                     164,496      156,450      155,774
   Stockholders' equity                                17,737       19,075       24,980
   Historical number of shares outstanding
         at period end (2)                            879,990      879,990      498,864
   Weighted average number of shares
         outstanding (2)                              879,990      785,057      617,042
Period End Total assets (3)                           210,812      186,888      181,259

(1) Excludes the effect of SFAS No. 115 (Statement of Financial Accounting Standards No. 115 - Accounting for Certain Debt and Equity Securities).
(2) Reflects retroactive effect of 333 to 1 stock split in August 1994.
(3) Reflects the adoption of SFAS No. 115.

Financial Condition

The total assets of PFC at December 31, 1996 were $210.8 million, an increase of $23.9 million, or 12.78% over total assets at December 31, 1995 of $186.9 million.

The increase in total assets as of December 31, 1996 was comprised primarily of an increase of over $22.4 million in loan balances in addition to increases of $2.7 million in securities available-for-sale and over $5.0 million in federal funds sold. These increases more than offset a decrease of over $7.0 million in held-to-maturity securities.

The total liabilities of PFC at December 31, 1996 were $183.9 million, an increase of $20.4 or 12.48% over total liabilities at December 31, 1995 of $163.5 million.

The increase in liabilities during the 12 months ended December 31, 1996 resulted primarily from interest bearing deposit increases of $16.8 and a deferred tax increase of almost $1.1 million due to the tax effects of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.


Operations

PFC reported net income, before deducting the pre-merger minority interest and income taxes for the 12 month period ended December 31, 1996 of $2,673,000 as compared to $1,888,000 for the 12 month period ended December 31, 1995, an increase of $785,000 or 41.58%. An increase in interest income of $765,000 was offset by an increase in interest expense of $176,000 primarily the result of an increase in interest bearing deposits. An increase of $15,000 in the provision for loan losses was based on management's evaluation of the loan portfolio. PFC's net income for the period ended December 31, 1996, after deducting minority interest and taxes, was $2,110,000 as compared to $1,378,000 for the year ended December 31, 1995. PFC reported net income, before deducting minority interest and taxes, for the year ended December 31, 1995 of $1,888,000 which was a decrease of $1,821,000 or 49.10% as compared to $3,709,000 for the year ended December 31, 1994. The decrease in net income from 1994 to 1995 resulted primarily from a decrease of $637,000 in net interest income and an increase of $257,000 in other operating expenses. These negative influences were partially offset by a decrease in the provision for loan losses of $132,000. PFC's net income for the year ended December 31, 1995, after deducting the minority interest and taxes, was $494,000 lower than for the year ended December 31, 1994.

Earnings per share, after deducting minority interest, for the 12 month periods ended December 31, 1996, 1995, and 1994, was $2.40, $1.76, and $3.03,
respectively. All per share data has been restated to reflect the 333 for 1 stock split occurring in August, 1994.

Since most of the assets and liabilities of banks are monetary in nature, changes in interest rates can have a significant effect on earnings. PFC, through its asset and liability management, positions itself to react and compensate for the volatility of interest rates. See additional analysis of interest rate sensitivity presented below.

Interest Income and Expenses

Total interest income increased to $13,933,000 in 1996 from 13,168,000 in 1995, an increase of $765,000 or 5.81%. This increase is primarily attributable to an increase in interest earned on loans of $947,000 or 9.52% offsetting a decrease in interest on investment securities of $113,000. The average yield on interest-earning assets decreased from 7.81% for the 12 months period ended December 31, 1995 to 7.53% for the 12 months period ended December 31, 1996. The increase in total interest income results from an increase in earning assets of $23.2 million. Total net loans increased by $22.4 million while federal funds sold increased by over $5.0 million.

Total interest income increased to $13,168,000 in 1995 from $12,792,000 for the year ended December 31, 1994, an increase of $376,000 or 2.94%. This increase is primarily attributable to an increase in interest earned on loans.

Total interest expense increased to $6,475,000 in 1996 from $6,299,000 in 1995, an increase of $176,000, or 2.79%. This increase is the result of an environment of increasing interest rates and an increase in interest bearing deposits of $16.8 million. The average rate on interest-bearing liabilities was 4.52% for the 12 months ended December 31, 1996 and 4.56% for the 12 months ended December 31, 1995.

Total interest expense increased to $6,299,000 in 1995 from $5,285,000 in 1994, an increase of $1,014,000 or 19.19%. The increase is primarily a result of an increase in interest bearing deposits of $3,376,000 or 24.96% for the year ended December 31, 1995.

Net interest income is the difference between the interest earned on loans and other investments, including dividends received on equity securities, and the interest paid on deposits and other sources of funds. Net interest income for the 12 months period ended December 31, 1996 was $7,457,000 as compared to $6,869,000 for the 12 month period ended December 31, 1995, an increase of $588,000 or 8.56%. Net interest income decreased to $6,869,000 for the year ended December 31, 1995 as compared to $7,506,000 for the year ended December 31, 1994, a decrease of $637,000 or 8.49%.

PFC obtains a substantial portion of its funds from non-interest-bearing deposits. Therefore, the rate paid for all funds is lower than the rate on interest bearing funds alone. PFC has been able to retain a significant base of inexpensive deposits, which consists of checking and savings accounts. These deposits comprise, approximately 54.43% of the total deposits of PFC at December 31, 1996.

The following tables present the average major asset and liability categories for the 12 month periods ended December 31, 1996 and 1995 along with interest income and yields. The average balances shown consist of daily average balances. Non-performing loans are included in the average balance and yield calculations.

Average Balance Sheets & Net Interest Analysis for 1996
(in thousands)


Selected Asset Categories                         Average Balances   Interest     Yield/rate
-------------------------                         ----------------   --------     ----------
     Interest-bearing assets
         Loans & direct lease financing                $124,380      $ 10,891        8.76%
         Investment securities                           54,657         2,738        5.00%
         Federal funds sold & securities purchased        5,885           304        5.17%
     Non-interest-bearing assets
         Cash and due from banks                          7,101           N/A         N/A
         Premises and equipment                           3,788           N/A         N/A
         Other assets                                     2,907           N/A         N/A

Selected Liability Categories
-----------------------------
     Interest-bearing liabilities
        Demand deposits                                $ 41,665      $  1,465        3.52%
        Savings deposits                                 29,172           931        3.19%
        Time deposits                                    72,339         4,079        5.64%
        Short-term borrowings                                27             2        7.41%
     Non-interest-bearing liabilities
        Demand deposits                                  21,320           N/A         N/A
        Other                                             7,673           N/A         N/A

Net interest income                                    $  7,446
Net interest margin                                        4.02%
Average yield on interest-bearing assets                   7.53%
Average rate on interest-bearing liabilities               4.52%

Average Balance Sheets & Net Interest Analysis for 1995
(in thousands)


Selected Asset Categories                         Average Balances   Interest     Yield/rate
-------------------------                         ----------------   --------     ----------
     Interest-bearing assets
         Loans & direct lease financing                $111,927      $  9,946        8.88%
         Investment securities                           50,275         2,848        5.36%
         Federal funds sold & securities purchased        6,403           374        5.84%
     Non-interest-bearing assets
         Cash and due from banks                          6,497           N/A         N/A
         Premises and equipment                           4,007           N/A         N/A
         Other assets                                     2,613           N/A         N/A


Selected Liability Categories
-----------------------------
     Interest-bearing liabilities
        Demand deposits                                $ 38,696      $  1,376        3.56%
        Savings deposits                                 29,798           960        3.22%
        Time deposits                                    68,898         3,933        5.71%
        Short-term borrowings                               676            30        4.44%
     Non-interest-bearing liabilities
        Demand deposits                                  19,058           N/A         N/A
        Other                                             4,832           N/A         N/A


Net interest income                                    $  6,869
Net interest margin                                        4.07%
Average yield on interest-bearing assets                   7.81%
Average rate on interest-bearing liabilities               4.56%

Maturity Distribtution of Investment Securities
(in thousands and excluding SFAS No. 115)



                             No Maturity   Yield    Within 1 Year   Yield   1 to 5 Years   Yield   5 to 10 Years    Yield    Total
                             -----------   -----    -------------   -----   ------------   -----   -------------    -----    -----
U.S. Treasuries/Agencies                               $ 7,047      6.54%     $11,090      5.79%      $ 1,891       6.74%   $20,028
State/Municipal                                            950      3.70%       1,645      4.06%          277       5.43%     2,872
Other Securities                                           775      6.18%       1,999      7.50%                              2,774
Equity Securities             $11,677      7.48%                                                                             11,677
                              -------      ----                                                                              ------
Totals                        $11,677      7.48%       $ 8,772      6.20%     $14,734      5.83%      $ 2,168       6.57%   $37,351
                              =======      ====        =======      ====      =======      ====       =======       ====    =======

Short-term Borrowings
(in thousands)

For each period:                                12/31/96           12/31/95
                                                --------           --------
Balance at period end                           $    0             $    0
Weighted average interest rate                    5.67%              4.00%
Maximum amount outstanding                       2,100              2,000
Maximum amount at any month end                      0              2,000
Average amount outstanding                          27                500

Other Income

Other income for the twelve month period ended December 31, 1996 totaled $2,121,000 as compared to $1,914,000 for the same period ended 1995, an increase of $207,000 or 10.82%. Other income for the year ended December 31, 1995 decreased from the total in 1994 of $2,974,000 by $1,060,000. Changes in the level of other income during the periods is primarily attributable to fluctuations in net investment securities gain consisting of a decrease of $200,000 from 1995 to 1996 and a decrease of $1,152,000 from 1994 to 1995.

Other Expenses

Other expenses for the twelve month period ended December 31, 1996 totaled $6,830,000 compared to $6,835,000 for the same period in 1995, a decrease of $5,000 or 0.07%. The decrease includes an $884,000 decrease in other operating expenses, related to the 1995 merger of Peoples and New Bethlehem. The decrease was offset by $447,000 in expenses related to flooding and by $544,000 in severance packages to executive officers.

Other expenses for the year ended December 31, 1995 increased $257,000 or 3.91% from $6,578,000 in 1994. The increase is primarily attributable to a $123,000 increase in occupancy expense, including an increase in depreciation expenses of $68,000, and non-capitalized other operating expenses incident to the merger.


Allowance/Provision for Loan Losses

An allowance for possible loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's judgment is based upon evaluation of individual loans, past loss experience, current economic conditions and other relevant factors. While management used the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The evaluation of the adequacy of the allowance for loan losses includes a consideration of the following factors: the level and trends in loan delinquencies and non-accrual loans, the current and anticipated local, regional and national economic outlook; concentrations of credit risk; historical charge-off and recovery experience; trends in loan classifications; an assessment of inherent risk and overall portfolio quality; and, consideration of PFC Bank's loan origination standards.

Based on this information, management concluded that the Bank's allowance for loan losses was adequate to provide for known and inherent losses which may exist in the loan portfolio as of December 31, 1996.

The provision for loan losses was $75,000 for the twelve month period ended December 31, 1996 and $60,000 for the same period ended December 31. 1995. The allowance for loan losses was $1,254,000 at December 1996, which was $10,000 more than the amount at December 31, 1995, of $1,244,000.

The provision for loan losses for the year ended December 31, 1995 as compared to the year ended December 31, 1994, decreased $132,000 from $192,000 or 68.75%. The allowance for loan losses of $1,244,000 at December 31, 1995, was $139,000 less than the amount reported at December 31, 1994.

Management recognizes the need to maintain an adequate reserve to meet the ongoing risks associated with a growing loan portfolio and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio. Net loan charge-offs were $64,000 for the twelve month period ended December 31, 1996. Net loan charge-offs were $199,000 for the year ended December 31, 1995 as compared to $120,000 for 1994.

Non-performing assets at December 31, 1996 were at 122.48% of the allowance for possible loan losses at December 31, 1996. At December 31, 1995, non-performing loans were at 120.89% of allowance for loan losses. Non-performing assets were at 93.1% of the allowance for possible loan losses at December 31, 1994. Non-performing assets consist of loans no longer accruing interest, loans accruing interest past due more than 90 days, restructured loans and other real estate owned (foreclosed assets).

The following table summarizes the loan portfolio and loan charge-offs for the five years ended December 31, 1996.

Loan Loss Summary
(in thousands)



                                                                          Years Ended
                                                ----------------------------------------------------------------
                                                12/31/96      12/31/95      12/31/94      12/31/93      12/31/92
                                                --------      --------      --------      --------      --------
Amount of loans outstanding at end
   of period, net of unearned income            $137,304      $114,845      $112,818      $103,867      $ 99,380
                                                ========      ========      ========      ========      ========
Daily average amounts of loans                  $124,380      $111,927      $107,758      $101,990      $ 98,202
                                                ========      ========      ========      ========      ========
Allowance for loan losses
 at the beginning of period                     $  1,244      $  1,383      $  1,311      $  1,214      $  1,132
Loans Charged-off:
Commercial, financial, agriculture                     0           113           164            80           831
Real - estate construction                             0             0             0             0             0
Real - estate mortgage                                 0             0             0             0            34
   Consumer                                          107           110           136           135            90
   Leasing and other                                   0             0             0             0             0
                                                --------      --------      --------      --------      --------
         Totals                                      107           223           300           215           955
Recoveries of loans previously charged-off:
   Commercial, financial, agriculture                  9            10           148            13            10
   Real estate - construction                          0             0             0             0             0
   Real estate - mortgage                             28             2             2            12             0
   Consumer                                            5            12            30            15            11
   Leasing and other                                   0             0             0             0             0
                                                --------      --------      --------      --------      --------
         Totals                                       42            24           180            40            21
                                                --------      --------      --------      --------      --------
Net loans charged off                           $     65      $    199      $    120      $    175      $    934
Additions to allowance charged
   to operations                                      75            60           192           272         1,016
                                                --------      --------      --------      --------      --------
Allowance for loan losses                       $  1,254      $  1,244      $  1,383      $  1,311      $  1,214
                                                ========      ========      ========      ========      ========
Ratio of net charge-offs during period
   to average loans outstanding                     0.05%         0.17%         0.11%         0.17%         0.95%
Ratio of reserves to loans  at end
   of period                                        0.91%         1.08%         1.23%         1.26%         1.22%

Allocation of Allowance for Loan Losses

Loan Type
   Commercial, financial, agriculture           $    600      $    600      $    439      $    481      $    661
   Real estate - construction/mortgage               100           164           193           175           168
   Consumer and other                                118           140           189           159           110
   Not allocated                                     436           340           562           496           275
                                                --------      --------      --------      --------      --------
       Totals                                   $  1,254      $  1,244      $  1,383      $  1,311      $  1,214
                                                ========      ========      ========      ========      ========


Investment Securities

Investments are second only to the loan portfolio when analyzing the source of PFC's earning assets. In addition to generating revenue, securities provide the primary source of liquidity and also serve as collateral for public deposits. PFC historically invests in U.S. Treasury securities, obligations of U.S. government agencies, obligations of state and political subdivisions, selected corporate notes and equity securities of other local and regional financial institutions. Effective January 1, 1995, PFC adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires PFC to classify investment securities as either held-to-maturity, available-for-sale or trading. Management has the ability and intent to hold held-to-maturity securities until maturity. PFC has classified all equity securities as available-for-sale. There are no securities held in PFC's investment portfolio which are considered trading securities. Under SFAS No. 115, PFC is required to adjust the carrying value of its available-for sale securities to market value. These unrealized gains (losses) are recognized as an increase (decrease) to the carrying value of such securities; the offset of which is an increase (decrease) to PFC's net equity, adjusted for the deferred income tax effects thereof. For the period ended December 31, 1996, PFC's net unrealized gain on available-for-sale securities was $14.2 million. As of December 31, 1995, the net unrealized gain was $10.9 million.

PFC's average securities balance for the twelve month period ended December 31, 1996, was $54.7 million, a $4.4 million or 8.75% decrease over the period ended December 31, 1995. Management elected to deploy funds available primarily from loan repayments and increases in deposit activity and security maturities into the loan area in 1995 and 1996, due to declining yields available in investment markets.

Average federal funds sold and securities sold under agreement to repurchase were $5.9 million and $6.4 million for the year ended December 31, 1996 and 1995, respectively.

Loans

As of December 31, 1996, the net loan portfolios of PFC Bank comprised 64.54% of total consolidated assets as compared with 60.79% and 61.48% for the years ending December 31, 1995, and 1994, respectively.

Traditionally, PFC Bank has been highly dependent on home mortgage lending. While this type of loan comprises a large portion of the loan portfolio, PFC Bank has a wide range of other loans.

While the Bank offers a variety of loans to individual and corporate customers in Armstrong, Clarion and Indiana Counties of Pennsylvania, they concentrate their lending activities in residential mortgages in their local market area. These loans comprised approximately 65.65% of PFC Bank's gross loan portfolio as of December 31. 1996. As of that date, the remainder of the portfolio was made up of real estate construction loans comprising loans of 1.86%, commercial and agricultural loans of 10.09%, consumer loans of 20.23%; and, other loans comprising 2.17% of the loan portfolio. Although PFC Bank has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens located in the New Bethlehem Bank and Ford City area, there is no concentration of loans to borrowers engaged in similar economic activities which exceed 10% of the loans at December 31, 1996.

The risks associated with the various types of loans placed by PFC Bank are varied. The practices employed by the Bank in addressing these risks constantly evolves in response to economic conditions.

With respect to secured real estate lending, PFC Bank has traditionally placed heavy reliance on collateral value but has recently tightened its lending policies and is placing more reliance on the borrower's ability to repay. This has resulted in enhanced formal credit analyses and the addition of a Loan Review Officer. Because the Bank's market is comprised largely of an outlying but moderately prosperous section of Pennsylvania, PFC Bank has been somewhat cushioned from the real estate recessions as well as real estate booms, leaving values at very conservative levels through the years. The Bank experienced a decrease in non-performing assets from 1995 to 1996 of $50,000 or 3.3%. Although foreclosed assets increased by $148,000 or 180.0% both non-accrual and loans 90 days or more past-due decreased by 50% and 18.52%, respectively. The tightening of lending policies has not decreased loan demand. In fact, total loans as of December 31, 1996, have increased over the balances at December 31, 1995, but management believes that the composition of the portfolio has improved. The Bank intends to continue its policy of performing formal credit analyses in support of loan requests.

PFC's total consolidated loans (net of unearned income and the allowance for loan losses) at December 31, 1996, were $136,050,000, an increase of $22,449,000 or 19.76% as compared to $113,601,000 at December 31, 1995. The December 31, 1995, balance increased $2,166,000 or 1.94% over the year ended December 31, 1994. The increase in 1996 was due primarily to an increase in residential loans. The increase in 1995 over 1994 was due primarily to an increase in residential and commercial loans, changes in PFC's pricing structure relative to the marketplace, and a general increase in loan demand due to the economic environment.

(in thousands and net of unearned income, but not the allowance for loan losses)


                                       12/31/96     12/31/95     12/31/94     12/31/93    12/31/92
                                       --------     --------     --------     --------    --------
Commercial, financial, agriculture     $ 13,859     $  9,918     $  7,555     $  7,871     $ 6,807
Real estate - construction                2,558          947        1,002        1,368         324
Real estate - mortgage                   90,129       71,038       73,992       65,509      59,684
Consumer                                 27,774       30,303       28,403       25,974      27,513
Other                                     2,984        2,639        1,866        3,145       5,052
                                       --------     --------     --------     --------     -------
   Totals                              $137,304     $114,845     $112,818     $103,867     $99,380
                                       ========     ========     ========     ========     =======

Percent of Loan Categories to Total Loans



                                          12/31/96     12/31/95     12/31/94     12/31/93     12/31/92
                                          --------     --------     --------     --------     --------
Commercial, financial, agriculture          10.09%        8.63%        6.70%        7.58%        6.85%
Consumer/Other                              22.40%       28.69%       26.83%       28.03%       32.77%
Real estate                                 67.51%       62.68%       66.47%       64.39%       60.38%
                                           ------       ------       ------       ------       ------
                                           100.00%      100.00%      100.00%      100.00%      100.00%
                                           ======       ======       ======       ======       ======

Maturity Table as of December 31, 1996


                                                  Due
                                             1 year or less     1 - 5 years    After 5 years     Totals
                                             --------------     -----------    -------------     ------
Floating rate                                   $ 2,099           $     0         $     0       $  2,099
Fixed rate                                       25,076            61,541          48,588        135,205
                                                -------           -------         -------       --------
                                                $27,175           $61,541         $48,588       $137,304

Non-Performing Assets

The table below presents non-performing assets at December 31, 1996, 1995, 1994, 1993 and 1992. Management is not aware of any significant loans outstanding which are current, but for which there is a serious doubt as to whether the customer can comply with loan repayment terms.

PFC Bank's non-performing assets consist of: (i) non-accrual loans; (ii) loans past due 90 days or more as to interest or principal and still accruing interest; (iii) restructured loans; and, (iv) other real estate acquired through foreclosure, including in-substance foreclosures.

As part of its policy, PFC Bank places all loans that are past due 90 days or more on non-accrual status, unless they are adequately capitalized and in the process of collection.

Properties acquired by foreclosure, or deed in lieu of foreclosure, and properties classified as in-substance foreclosed are transferred to other real estate and recorded at the lower of cost or fair market value, less estimated disposal costs. This method of accounting is consistent with the American Institute of Certified Public Accountants' Statement of Position 92-3, Accounting for Foreclosed Assets (SOP 92-3). Management of PFC believes that the adoption of SOP 92-3 has not had a material impact on the financial statements of PFC Bank.


Non-Performing Assets
(in thousands)


                                            12/31/96    12/31/95    12/31/94    12/31/93    12/31/92
                                            --------    --------    --------    --------    --------
Non-accrual loans                            $  332      $  498      $  518      $  718      $  858
Accruing loans past due 90 days or more         799         947       1,002       1,368         324
Restructured loans                              155         167          83         176         104
Other real estate                               230          82         271         163         175
                                             ------      ------      ------      ------      ------
  Totals                                     $1,516      $1,566      $1,288      $1,475      $1,699
                                             ======      ======      ======      ======      ======


                                            12/31/96    12/31/95    12/31/94    12/31/93   12/31/92
                                            --------    --------    --------    --------   --------
Interest income which would have been
   recorded under original terms            $  27         $32         $34         $65         $78
Interest income recorded during period          9          14          21          34          20
Commitments to lend additional funds          N/A         N/A         N/A         N/A         N/A

Deposits

PFC Bank continues to rely upon deposits as its primary source of funds. Deposits consist of interest bearing and non-interest bearing demand deposits, savings deposits and time deposits.

The table below presents average daily deposits and interest rates and maturities of time deposits of $100,000 or more for the years ended December 31, 1996, and 1995.

(in thousands)

Deposits

                                                    Average Amount                Average Rate
                                                --------------------------------------------------
                                                  1996          1995            1996         1995
                                                --------------------------------------------------
Non-interest bearing demand deposits            $ 21,320      $ 19,058            --           --
Interest bearing demand deposits                  41,665        38,696          3.52%        3.56%
Savings deposits                                  29,172        29,798          3.19%        3.22%
Time deposits                                     72,339        68,898          5.64%        5.71%
                                                --------      --------
   Totals                                       $164,496       156,450
                                                ========      ========

Maturities of Time Deposits of $100,000 or more

                                                1996             1995
                                              -------          -------
Three months or less                          $ 6,710          $ 3,646
Over three through six months                   1,857            2,651
Over six through twelve months                  4,536              295
Over twelve months                              9,998            8,281
                                              -------          -------
   Totals                                     $23,101          $12,013

PFC's consolidated deposits balance as of December 31, 1996 was $176,264,000 which was a $19,172,000 increase over December 31, 1995's balance of $157,092,000. The majority of the deposit growth experienced in 1996 occurred in time deposits and interest bearing demand deposits.

Liquidity

PFC Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective and timely manner.

PFC Bank's principal sources of funds are deposits, scheduled payments and pre-payments of loan principal, maturities of investment securities and short-term investments, and other funds provided by operations. While loan payments and maturing investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. In order to meet the cash needs for 1996, PFC Bank maintained an average balance of federal funds sold of $5.9 million for the 12 months ended December 31, 1996, as compared to $6.4 million at December 31, 1995. At December 31, 1996, PFC held $8.8 million of investment securities and $27.2 million of loans maturing in less than one year. PFC Bank also has the option to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank. Management believes that the Bank's liquidity position is adequate at the present time.

Interest Rate Sensitivity

The objective of interest rate sensitivity management is to minimize the Bank's risks associated with changing interest rates by managing interest sensitive assets and liabilities in such a manner that they can be repriced in response to changes in market interest rates. PFC Bank's objective is to maintain a reasonable balance between rate sensitive assets and rate sensitive liabilities.

The difference between interest sensitive assets and liabilities (i.e. balance sheet gap) cannot solely be used to control interest rate sensitivity. Interest rates themselves must be monitored and adjusted to maintain an acceptable return on assets. Management's ability to forecast and simulate rate movements allows changes to be made quickly and advantageously. Although management recognizes PFC Bank's highly liability sensitive position, it continues to evaluate its earning assets versus liabilities to reduce this gap. Management believes the gap ratio, as indicated in the table below, is acceptable. Management's study of the Bank's primary core deposit base revealed that even in times of interest rate fluctuation, the base has remained stable. As a result, management believes that these core deposits (demand, NOW and savings accounts) are not necessarily tied to interest rate sensitivity.


Interest Sensitivity Cumulative Gap Analysis
(in thousands)


                                                             December 31, 1996

                                              0-3            0-6           0-12            0-5
Assets:                                     Months         Months         Months          Years
                                            ------         ------         ------          -----

Investment Securities                      $  1,495       $  5,318       $  8,798       $ 23,533
Loans                                         9,676         15,908         28,065         89,653
Federal Funds sold                            7,325          7,325          7,325          7,325
Other                                            22             22             22             22
                                           --------       --------       --------       --------
    Total Earning Assets                   $ 18,516       $ 28,573       $ 44,210       $120,533
                                           ========       ========       ========       ========

Liabilities:
NOW Accounts                               $  7,544       $  7,544       $  7,544       $  7,544
MMDA                                         13,308         13,308         13,308         13,308
(more than) $100,000                          6,710          8,567         13,103         23,001
(less than) $100,000                         10,936         21,153         34,890         56,461
                                           --------       --------       --------       --------
   Total interest-bearing liabilities      $ 38,498       $ 50,572       $ 68,845       $100,314
                                           ========       ========       ========       ========

Cumulative  gap                             (19,982)       (21,999)       (24,635)        20,219
Cumulative gap ratio                            .48            .57            .64           1.20

Peoples Financial Corp., Inc.
Changes in Interest Income/Expense
(in thousands)


                                                                    December 31
                                                                   1996 vs. 1995
                                                               Increase/Decrease due
                                                                   to change in
                                                        -----------------------------------
Interest income on:                                      Volume          Rate          Net
                                                        -------         -----         -----
     Loans                                              $ 1,106         $(161)        $ 945
     Investment securities                                 (748)          628          (110)
     Tax-free investment securities                           0             0             0
     Federal funds sold and securities purchased            (30)          (40)          (70)
                                                        -------         -----         -----
          Total interest-earning assets                 $   328         $ 427         $ 765
                                                                                      =====
Interest expense on:
     Demand deposits                                    $   106         $ (17)        $  89
     Savings deposits                                       (20)           (9)          (29)
     Time deposits                                          197           (51)          146
     Short-term borrowings                                  (48)           20           (28)
                                                        -------         -----         -----
         Total interest-bearing liabilities             $   235         $ (57)        $ 178
                                                        =======         =====         =====


                                                                    December 31
                                                                   1995 vs. 1994
                                                               Increase/Decrease due
                                                                   to change in
                                                        -------------------------------------
Interest income on:                                     Volume          Rate            Net
                                                        ------          -----          ------
     Loans                                               $188           $ 318          $  506
     Investment securities                               (203)            (52)           (255)
     Tax-free investment securities                         0               0               0
     Federal funds sold and securities purchased          243            (118)            125
                                                         ----           -----          ------
         Total interest-earning assets                   $228           $ 148          $  376
                                                         ====           =====          ======

Interest expense on:
     Demand deposits                                     $ (9)          $   0          $   (9)
     Savings deposits                                     (85)             31             (54)
     Time deposits                                        527             605           1,132
     Short-term borrowings                                (55)              0             (55)
                                                         ----           -----          ------
           Total interest-bearing liabilities
                                                         $378           $ 636          $1,014
                                                         ====           =====          ======



                                                                    December 31
                                                                   1994 vs. 1993
                                                               Increase/Decrease due
                                                                   to change in
                                                        -------------------------------------
Interest income on:                                     Volume            Rate           Net
                                                        -------          ------         -----
     Loans                                              $   816          $ (766)        $  50
     Investment securities                               (1,456)          1,267          (189)
     Tax-free investment securities                           0               0             0
     Federal funds sold and securities purchased         (6,302)          6,296            (6)
                                                        -------          ------         -----
         Total interest-earning assets                  $(6,942)         $6,797         $(145)
                                                        =======          ======         =====
Interest expense on:
     Demand deposits                                    $  (219)         $   79         $(140)
     Savings deposits                                        28             100           128
     Time deposits                                           60              16            77
     Short-term borrowings                                   55               0            55
                                                        -------          ------         -----
         Total interest-bearing liabilities             $   (76)         $  195         $ 120
                                                        =======          ======         =====

Capital Resources

Capital resources are provided by common stock, capital surplus and retained earnings. The objective of management is to emphasize current and future capital needs based upon anticipated growth.

PFC Bank has historically maintained an adequate capital position. The regulations of the FDIC require it to maintain a Leverage Ratio, Tier I Capital to Risk-Weighted Assets Ratio, and a Total Capital to Risk-Weighted Asset Ratio of 3%, 4%, and 8%, respectively. PFC Bank exceeds each of these ratios as shown in the following table representing PFC Bank at December 31, 1996, not including SFAS No. 115.

                                         PFC Bank

Leverage Ratio                             8.62%

Tier I Capital to Risk
Weighted Assets                           13.23%

Total Capital to Risk
Weighted Assets                           14.21%


Return on Equity and Assets


                                                        12/31/96      12/31/95      12/31/94      12/31/93
                                                        --------      --------      --------      --------
Return on Assets
 (net income divided by avg. total assets)                1.13%         0.76%         0.98%         1.25%

Return on Equity
  (net income divided by average equity)                 11.90%         7.22%         7.49%        17.78%

Equity to assets ratio
 (average equity divided by avg. total assets)            9.54%        10.56%        13.15%         7.03%



ITEM 7 - FINANCIAL STATEMENTS

The financial statements required by this Item are set forth in Part II, Item 6 hereof.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

         The following information details the age, principal business experience during the past five years, the period during which the person has served, the position and office that each person has held with PFC or PFC Bank, a description of the family relationships among the directors and the executive officers, and any material legal proceedings involving the director within the last five years. Each director was elected in 1996 to serve a one-year term.

         Frank T. Baker, Ph.D. (Age 61). Dr. Baker recently retired as a professor at Indiana University of Pennsylvania. He has served as a director of PFC since its formation in 1984 and has served as a director of Peoples since 1973. Mr. Baker has served as a director of PFC Bank since 1995.

         E. Andrew Dunmire (Age 33). Mr. Dunmire is an architect, presently employed with the company of Eat'n Park Restaurants. He has served as a director of both PFC and Peoples since 1992. He has served as a director of PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank. Mr. Dunmire is the son of C. Edward Dunmire.

         C. Edward Dunmire (Age 59). Mr. Dunmire was recently terminated as President/CEO of both PFC and PFC Bank in April 1996. He has served as a director of PFC since its formation in 1984 and has served as a director of Peoples since 1965. He has served as a director of PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank. Mr. Dunmire is the father of E. Andrew Dunmire.

         David P. Fennell (Age 53). Mr. Fennell recently retired as President of both PFC and PFC Bank in December 1996. He has served as a director of PFC since its formation in 1984 and has served as a director of Peoples since 1976. He also served as a director of the merged New Bethlehem Bank. Mr. Fennell has also served as a director of PFC Bank since 1995.

         Marlin F. Foreman (Age 93). Mr. Foreman has been retired for more than five years. He has served as a director of PFC since its formation in 1984 and has served as a director of Peoples since 1977. Mr. Foreman has served as a director of PFC Bank since 1995.

         Darl Hetrick (Age 74). Mr. Hetrick is a partner of Hetrick Farm Supply. He has served as a director of Peoples since 1993. He also served as director of the merged New Bethlehem Bank since 1983 and as Vice President of New Bethlehem Bank from 1986 until its merger. Mr. Hetrick has served as a director of PFC Bank since 1995.

         Francis E. Kane (Age 77). Mr. Kane has been retired for more than five years. He has served as a director of PFC since its formation in 1984 and has served as a director of Peoples since 1955. Mr. Kane has served as a director of PFC Bank since 1995.

         Raleigh B. Robertson (Age 68). Mr. Robertson is Chairman and CEO of PFC and PFC Bank. He has served as a director of PFC and Peoples since 1993. He has served as a director of PFC Bank since 1995. He also served as director of the merged New Bethlehem Bank. Mr. Robertson is the father of Raleigh B. Robertson, Jr.

         William H. Toy (Age 67). Mr. Toy is self-employed in the dry cleaning and wholesale linen business. He has served as a director of PFC and Peoples since 1992. He has served as a director of PFC Bank since 1995.

         Frank L. Doverspike (Age 90). Mr. Doverspike retired in 1995 as owner of Doverspike's General Store in Distant, Pennsylvania. He has served as a director of PFC and PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank since 1949.

         Brian Henry (Age 43). Mr. Henry is self-employed in the health care industry. He serves as Secretary of PFC and PFC Bank. He has served as a director of PFC and PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank.

         Raleigh B. Robertson, Jr. (Age 45). Mr. Robertson is a partner in R.B. Robertson & Son, a gas and oil business. He has served as a director of PFC and PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank. He is the son of Raleigh B. Robertson.

         J. Jack Sherman ( Age 59). Mr. Sherman is President of Tionesta Sand & Gravel, Inc., an aggregates supplier. He has served as a director of PFC and PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank.

         Howard H. Shreckengost (Age 59). Mr. Shreckengost is employed by the Char-Val Candy Company. He has served as a director of PFC and PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank.


Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and persons who own more than 10 percent of the registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Corporation with copies of all
Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Corporation believes that during the period January 1, 1996 through December 31, 1996, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 10 - EXECUTIVE COMPENSATION

The following table provides information concerning the aggregate annual remuneration of the highest paid persons (exceeding $100,000) who were officers or directors of PFC and PFC Bank during 1996.

                           Summary Compensation Table
                         Annual Compensation 1994 - 1996


        NAME                TITLE             YEAR       SALARY         BONUS          OTHER
        ----                -----             ----       ------         -----          -----
C. Edward Dunmire     Terminated Pres./CEO    1996        66,710         3,000        5,670 (1)
                             4/96             1995       204,734        12,000           --
                                              1994       197,065        50,000           --

David P. Fennell        Retired President     1996       124,659           -0-           --
                            12/96             1995       135,593        12,000           --
                                              1994       129,738        53,000           --

Raleigh B. Robertson     Chairman/CEO         1996        62,330        40,000       47,084 (2)
                                              1995            --        42,000       86,977 (3)
                                              1994       128,880        38,000        3,780 (4)

----------
(1)  Includes $5,670 in Directors Fees paid by PFC Bank.

(2)  Includes $38,000 appraisal fees and $9,084 in Directors fees.

(3) Includes $36,000 Consulting Fee, $32,914 appraisal fees, and $18,063 in Directors Fees.

(4)  Includes $3,780 in Directors Fees paid by Peoples.



On April 17, 1996, the employment of C. Edward Dunmire as President and Chief Executive Officer of PFC and PFC Bank was terminated. Mr. Dunmire had employment agreements with three year terms that, without a non-renewal notice by the Board of Directors, would automatically extend for an additional twelve months upon the anniversary date of the agreements. Mr. Dunmire filed a complaint with the Equal Employment Opportunity Commission and made certain claims against PFC, as described in the Settlement Agreement, which is attached as Exhibit 10.1 to this Report. PFC made certain claims, also as described in the Settlement Agreement, against Mr. Dunmire. On December 30, 1996, PFC, PFC Bank and Mr. Dunmire entered into a Settlement Agreement under which each party denied the other's respective allegations and mutually released each party from all claims arising out of any transaction or event that occurred prior to the date of the Settlement Agreement. The Settlement Agreement also provided that Mr. Dunmire withdraw, with prejudice, his outstanding complaint before the Equal Employment Opportunity Commission. Mr. Dunmire also released PFC and PFC Bank from payment of any compensation under the employment agreements, PFC or PFC Bank's various health and welfare plans and qualified and non-qualified pension plans, except those certain insurance coverages and monthly pension benefits, all as fully described in the Settlement Agreement. Pursuant to the Settlement Agreement a one-time payment of $467,594.54 was made to Mr. Dunmire. The description of the terms of the Settlement Agreement is qualified in its entirety by reference to
Exhibit 10.1 attached hereto, and incorporated herein by reference.

On December 27, 1996, PFC and PFC Bank offered voluntary early retirement to then President David P. Fennell, which Mr. Fennell subsequently accepted. The General Release, which is attached as Exhibit 10.2 to this Report, provides for continuation of current benefits and salary until the expiration date of Mr. Fennell's then current employment agreement. In addition, the General Release provides Mr. Fennell with a non-qualified pension benefit, equal to the difference between Mr. Fennell's benefit, had he continued to be employed to age fifty-five and the amount of individual COBRA premiums for a period of eighteen months from June 1, 1998, or until the termination of those COBRA rights under the law, whichever occurs first. PFC Bank established a specific reserve of $230,000.00 to fund the non-qualified pension benefit and a specific reserve of $191,977.08 to fund the remainder of Mr. Fennell's employee agreement and COBRA payments. The description of the General Release is qualified in its entirety by reference to Exhibit 10.2, attached hereto, and incorporated herein by reference.

On November 11, 1996, PFC Bank terminated its non-qualified defined benefit pension plan for Messrs. Dunmire, Fennell, Kifer and Robertson. The benefits payable thereunder were equal to 65% of the average annual salary for the last five years of service, reduced by those years of service less than 19 years, and further reduced by any annual payment received under any defined benefit plan. The nonqualified defined benefit pension plan was funded through mutual funds, as well as insurance and annuity policies. As a result of the termination, the specific reserve of $412,791.40 was released.

PFC Bank provides term life insurance for all of its employees at the rate of two time annual salary.

The following table provides information concerning Board of Director fees, bonuses and committee fees for the year ended December 31, 1996, of all directors of PFC and PFC Bank.

Directors Compensation 1996

                                                            LOAN
                               DIRECTOR      OFFICER      COMMITTEE                      TOTAL
      NAME                       FEE           FEE           FEE           BONUS         FEES
      ----                     --------      -------      ---------        -----         -----
Frank T. Baker                  7,560            --         2,336          5,000         14,896
Frank L. Doverspike             7,560            --         7,008          5,000         19,568
C. Edward Dunmire               5,670            --            --          3,000          8,670
E. Andrew Dunmire               7,560            --            --          3,000         10,560
David P. Fennell                   --            --            --            -0-            -0-
Marlin Foreman                  7,560            --            --          3,000         10,560
Brian Henry                     7,560        10,000            --          9,000         26,560
Darl Hetrick                    7,560         3,600         7,008          5,000         23,168
Francis Kane                    7,560            --            --          3,000         10,560
R.B. Robertson                  3,780         1,800         3,504         40,000         49,084
R.B. Robertson, Jr              7,560            --         7,008          5,000         19,568
Howard Shreckengost             7,560            --         7,008          5,000         19,568
J. Jack Sherman                 7,560            --            --          3,000         10,560
William H. Toy                  7,560            --         7,008          5,000         19,568
                               ------        ------        ------         ------        -------
                               92,610        15,400        40,880         94,000        242,890


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 1997, the name and address of each person who owns of record or who is known by the management of PFC to be the beneficial owner of more than five percent of the PFC Common Stock outstanding, the number of shares beneficially owned by such person and the percentage of PFC Common Stock owned. As of December 31, 1996 and March 1, 1997, there were 879,990 shares of PFC Common Stock outstanding.


                                                                                    Percent of
                                                        Number of                   Outstanding
                                                         Shares                      PFC Common
                                                       Beneficially              Stock Beneficially
 Name and Address                                         Owned                        Owned
 ----------------                                      ------------              ------------------
J. Jack Sherman                                          99,351                        11.29%
PO Box 324
Tionesta, Pennsylvania  16353

C. Edward Dunmire                                        67,304                         7.65%
425 Pine Hill Road
Kittanning, Pennsylvania  16201


Howard H. Shreckengost                                   60,337 (1)                     6.86%
406 Vine St.
New Bethlehem, Pennsylvania  16242

Maxine Orr                                               57,875 (1)                     6.58%
518 Wood St.
New Bethlehem, Pennsylvania  16242

---------------------
(1)  Of these shares, 56,776 are held jointly by Mr. Shreckengost and Ms. Orr.

The following table sets forth, as of March 1, 1997, the amount and percentage of PFC Common Stock outstanding and beneficially owned by each director and executive officer of PFC and by all such persons as a group. The address for each is Ford Street and Fourth Avenue, Ford City, Pennsylvania, 16226. C. Edward Dunmire and E. Andrew Dunmire are father and son. Also, R.B. Robertson and R.B. Robertson, Jr. are father and son. R.B. Robertson is Chairman and Chief Executive Officer and James L. Kifer is Executive Vice President. As a group, these persons own collectively 387,586 shares or approximately 44.04% of the PFC Common Stock outstanding as of March 1, 1997.


  Name of Individual                       Amount and Nature
    or Identity of                            of Beneficial         Percent
        Group                                   Ownership          Ownership
  ------------------                       -----------------       ---------

Frank T. Baker                                  26,108               2.97%

Frank L. Doverspike                             34,182               3.88%

E. Andrew Dunmire                                2,231               0.25%

C. Edward Dunmire                               67,304               7.65%

David P. Fennell                                 6,104               0.69%

Marlin F. Foreman                               10,440               1.19%

Brian Henry                                        100                .01%

Darl Hetrick                                    30,124               3.42%

Francis E. Kane                                  6,111               0.69%

James L. Kifer                                     200               0.02%

Raleigh B. Robertson                            22,011(1)            2.50%

Raleigh B. Robertson, Jr                         8,456(1)            0.96%

J. Jack Sherman                                 99,351              11.29%

Howard H. Shreckengost                          60,337               6.86%

William H. Toy                                  17,857               2.03%

(All Officers and Directors as a Group,        387,586              44.04%
   15 Persons in Total)

----------
(1) Includes 3,330 shares held jointly by Raleigh B. Robertson and Raleigh B. Robertson, Jr.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PFC Bank has a policy of granting loans to eligible directors, officers, employees and members of their immediate families. Loans are made in the ordinary course of business and on the same terms, including collateral requirements and interest rates, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collection. The table below sets forth information concerning each loan made by PFC Bank to executive officers, directors and major shareholders, for which a loan balance was outstanding at any time since January 1, 1996.


                                                             LARGEST AMOUNT
                                             DATE OF       OUTSTANDING SINCE          BALANCE
NAME                          POSITION        LOAN            JAN. 1, 1996         DEC. 31, 1996
----                          --------       -------       -----------------       -------------
C. Edward Dunmire             Director       various             88,794               73,186
E. Andrew Dunmire             Director       various            147,395              137,961
Frank T. Baker                Director         1993              71,757               52,003
David P. Fennell              Director         1995              14,403                  -0-
Brian Henry                   Director         1995             199,842              197,100 (1)
Darl Hetrick                  Director                          216,551              166,124 (2)

-------------------
(1)  Includes loans to Ray-War Holdings, Inc., of $143,018.05 and $54,081.65

(2) Comprised of third party receivables associated with equipment sales by Mr. Hetrick's farm supply business. The receivables were purchased by PFC Bank from Mr. Hetrick with recourse to Mr. Hetrick in the event of non-payment by the equipment purchaser.

ITEM 13 - EXHIBIT AND REPORTS ON FORM 8-K.

          (a) The following Exhibits are filed herewith, or incorporated by reference as a part of this Report:

                  3(i) Registrant's Articles of Incorporation. (Incorporated by Reference to Registrant's January 27, 1995, filing on Form S-4.)

                  3(ii)    Registrant's By-Laws.
                           (Incorporated by Reference to Registrant's January 27, 1995, filing on Form S-4.)

                  10(i)    Settlement Agreement and Release, dated December
                           30, 1996, among C. Edward Dunmire, the Registrant and Peoples Bank of PA.

                  10(ii)   General Release of David P. Fennell

                  11 Statement re: Computation of Earnings Per Share. (Included at Exhibit 13, page 3, Consolidated Statements of Income.)

                  13 Excerpts from Registrant's 1996 Annual Report to Shareholders.

                  21       Subsidiaries of the Registrant.

                  20       Notice of Annual Meeting and Proxy Statement.


                  23       Consent of Independent Auditors.
                           (Included at Exhibit 13, page 1, Independent Auditors Report.)

          (b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the 1996 fiscal year.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            Peoples Financial Corp., Inc.
                                            (Registrant)

March 21, 1997                               By R.B. Robertson
                                                -------------------------------
                                                R.B. Robertson
                                                Chairman/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date
---------                   -----                                ----

/s/ R.B. Robertson          Chairman/CEO                         March 27, 1997
--------------------------  and Director
    R.B. Robertson

/s/ Darl Hetrick            Vice President and Director          March 27, 1997
--------------------------
    Darl Hetrick


/s/ William H. Toy          Director                             March 26, 1997
--------------------------
    William H. Toy

/s/ Frank L. Doverspike     Director                             March 27, 1997
--------------------------
    Frank L. Doverspike


/s/ Howard H. Shreckengost
--------------------------
    Howard H. Shreckengost  Director                             March 27, 1997

/s/ Francis E. Kane
-----------------------
    Francis E. Kane         Director                             March 27, 1997

/s/ Brian Henry             Secretary and                        March 28, 1997
-----------------------     Director
    Brian Henry

/s/ Marlin  Foreman         Director                             March 28, 1997
-----------------------
    Marlin  Foreman

/s/ R.B. Robertson, Jr.     Director                             March 28, 1997
-----------------------
    R.B. Robertson, Jr.

/s/ Frank Baker             Director                             March 28, 1997
-----------------------
    Frank Baker

/s/ J. Jack Sherman         Director                             March 28, 1997
-----------------------
    J. Jack Sherman

/s/ James L. Kifer          Executive VP                         March 28, 1997
-----------------------     Principal Financial Officer and
    James L. Kifer          Principal Accounting Officer


            EXHIBIT INDEX                                                         PAGE #
            -------------                                                         ------
    3(i)    Registrant's Articles of Incorporation.
            (Incorporated by Reference to Registrant's January 27, 1995,
            filing on Form S-4.)

    3(ii)   Registrant's By-Laws.
            (Incorporated by Reference to Registrant's January 27, 1995, filing on Form S-4.)

   10(i)    Settlement Agreement and Release, dated December 30, 1996, among
            C. Edward Dunmire, the Registrant and Peoples Bank of PA.

   10(ii)   General Release of David P. Fennell.

   11       Statement re:  Computation of Earnings Per Share.
            (Included at Exhibit 13, page 3, Consolidated Statements of Income.)

   13       Excerpts from Registrant's 1996 Annual Report to Shareholders ......... 61

   20       Notice of Annual Meeting and Proxy Statement

   21       Subsidiaries  of the  Registrant ...................................... 71

   23       Consent of Independent Auditors.
            (Included at Exhibit 13, page 1, Independent Auditors Report.)

   27       Financial Data Schedule