Form 10QSB
period 1997-03-31
PEOPLES FINANCIAL CORP INC /PA/
filed 1997-05-14
CIK 936948

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                         FORM 10-QSB

(Mark One)

    [X]    Quarterly Report Pursuant To section 13 or 15(d) of
the Securities Exchange Act of 1934

    For the quarterly period ended      March 31, 1997
                                   -------------------------

    [ ]    Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

    For the transition period from _____ to _____

    Commission file number            33-88802
                             -------------------------------

                   PEOPLES FINANCIAL CORP., INC
    --------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

    Pennsylvania                               25-1469914
    --------------------                     ---------------
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

    ---------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____

             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
dates:     March 31, 1997
          ---------------

     As of March 31, 1997, there were 879,990 shares of the Registrant's common stock, $0.30 par value, outstanding.

     Traditional Small Business Disclosure Format (check one):
Yes____   No ____

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX


                                                         PAGE
         Accountant's Compilation Report

PART I.     FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

            Consolidated Balance Sheets -
            March 31, 1997 and December 31,1996            1

            Consolidated Statements of Income -
            Three months ended March 31, 1997 and 1996     2

            Consolidated Statements of Cash Flows -
            Three months ended March 31, 1997 and 1996     3

            Notes to Consolidated Financial Statements     4

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations  5

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                              7


ITEM 2.     Changes in Securities                          7

ITEM 3.     Defaults Upon Senior Securities                7

ITEM 4.     Submission of Matters to a Vote of
             Security Holders                              7

ITEM 5.     Other Information                              8

ITEM 6.     Exhibits and Reports on Form 8-K               8

SIGNATURES                                                 9

EDWARDS          Certified Public Accountants    A Professional
LEAP & SAUER     Box 20                          Corporation
                 N. Juniata Street
                 Hollidaysburg, PA 16648
                 (814) 695-7441
                 (814) 695-8077 FAX

             ACCOUNTANTS' COMPILATION REPORT

To the Board of Directors
Peoples Financial Corp., Inc. and Subsidiary
Ford City, Pennsylvania


We have compiled the accompanying consolidated balance sheets of Peoples Financial Corp., Inc. and Subsidiary as of March 31, 1997 and December 31, 1996 and the related consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996 for Peoples Financial Corp., Inc. and Subsidiary included in the accompanying prescribed form, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form prescribed by the Securities and Exchange Commission under Regulation S-B of the 1934 Act, information that is the representation of management. We have not audited or reviewed the accompanying consolidated financial statements and, accordingly, do not express an opinion, or any other form of assurance on them.

These consolidated financial statements (including related disclosures) are presented in accordance with the requirements of the Securities and Exchange Commission, which differ from generally accepted accounting principles. Accordingly, these consolidated financial statement are not designed for those who are not informed about such differences.


/s/ Edwards Leap & Sauer
-------------------------
Edwards Leap & Sauer

Pittsburgh, Pennsylvania
May 2, 1997


Hollidaysburg
Pittsburgh

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(See Accountant's Compilation Report)

                                       March 31,
                                       1997          December 31,
                                       (Unaudited)        1996
                                       -----------   -----------

ASSET

  Cash and due from banks           $   7,569,855    $  8,944,707
  Federal funds sold                   11,825,000       7,325,000
  Securities available for sale        27,279,627      25,315,225
  Investment securities, at cost       28,208,340      25,674,119
  Federal Home Loan Bank Stock            740,200         569,500
  Loans, net                          136,754,335     136,050,197
  Premises and equipment, net           3,662,552       3,748,922
  Other Assets                          3,209,054       3,184,521
                                    -------------    ------------

         TOTAL ASSETS               $ 219,248,963    $210,812,191
                                    ==============   ============

LIABILITIES AND STOCKHOLDERS'
 EQUITY

LIABILITIES
  Deposits
    Non-interest bearing            $ 22,717,301     $ 20,860,522
    Interest bearing                 158,825,816      155,404,110
                                    ------------     ------------
    Total Deposits                   181,543,117      176,264,632

  Accrued interest and other
  liabilities                          8,875,951        7,679,408
                                    ------------     ------------

       TOTAL LIABILITIES             190,419,068      183,944,040


STOCKHOLDERS' EQUITY
  Common stock, par value                264,247          264,247
  Additional paid-in capital           3,849,750        3,849,750
  Retained earnings                   13,951,238       13,377,522
  Unrealized holding gains on
    securities available for sale     10,764,660        9,376,632
                                    ------------      -----------
     Total stockholders' equity       28,829,895       26,868,151
                                    ------------      -----------
     Total Liabilities and
      Stockholders Equity           $219,248,963     $210,812,191
                                    ============    =============


The accompanying notes are an integral part of these consolidated financial statements.



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(see Accountant's Compilation Report)


                                 Three Months Ended March 31,
                                   1997               1996
                                -------------     ----------
Interest Income
  Loans                        $ 2,893,478        $ 2,479,220
  Investment securities            645,079            708,879
  Interest bearing deposits            465              2,089
  Federal funds sold               110,688             70,765
                               -----------        -----------
    Total interest income        3,649,710          3,260,953

Interest Expense
  Deposits                       1,766,695          1,582,142
                               -----------        -----------

Net Interest Income              1,883,015          1,678,811

Provision For Loan Losses           20,000                -
                               -----------        -----------

Net Interest Income after
 Provision for Loan Losses      1,863,015           1,678,811

Other Income
  Service fees                     187,950            238,591
  Net investment gains             199,696            250,944
  Other                            227,767              3,067
                              ------------       ------------
                                   615,413            492,602

Other Expenses
  Salaries                         536,884            585,343
  Pension and other employee
   benefits                        139,863            176,161
  Occupancy expense                255,590            235,072
  Legal & professional              39,242             64,310
  Regulatory                        13,308              8,231
  Data Processing                   57,741             40,603
  Other                            452,468            379,064
                                 ---------           --------
                                 1,495,096          1,488,784

Income Before Income Taxes         983,332            682,629

Provision for Income Taxes         198,418             74,000
                                ----------          ---------

Net Income                     $   784,914        $   608,629
                               ===========        ===========

Net Income per Share of
 Common Stock                  $      0.89        $      0.69
                               ===========        ===========

Shares Used in Computing
 Net Income per share of
 Common Stock                     879,990             879,990
                               ===========        ===========


  The accompanying notes are an integral part of these consolidated financial statements.



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(see Accountant's Compilation Report)


                                     Three Months Ended March 31,
                                     ----------------------------
                                        1997           1996
                                      -------       ---------

CASH FLOWS FROM OPERATING
 ACTIVITIES
Net Income                           $  784,914     $  608,629
Adjustments to reconcile net
 cash from operating activities:
Depreciation and amortization           158,932        149,000
Net accretion/amortization of
 premiums and discounts                  (1,888)        (6,000)
Gain on sale of investments            (199,696)      (251,000)
Provision for loan losses                20,000              0
Loss on sale/disposal of assets           6,688              0
Reinvestment stock dividends            (19,465)       (21,000)
Increase (decrease) in cash due to
 changes in assets and liabilities:
  Other assets                          (27,366)      (387,000)
 Accrued interest and other
  liabilities                           481,497        653,000
                                     -----------    -----------

Net Cash from Operating Activities    1,203,616        745,629

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of securities
  available for sale                    344,875        238,000
 Proceeds from maturities of
  investment securities               1,445,000      1,150,000
 Purchase of investment securities   (3,964,375)             0
 Purchase of securities available
  for sale                                    0       (158,000)
 Net Sales (purchases) of FHLB
  Stock                                (170,700)             0
 Net loans made to customers           (724,285)    (2,391,000)
 Premises and equipment expenditures    (80,923)      (132,000)
                                     -----------    -----------

Net Cash Used by Investing
 Activities                          (3,150,408)    (1,293,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits  5,283,138      5,143,000
 Proceeds from issuance of
  common stock                                0              0
 Dividends paid                        (211,198)      (202,000)
 Repayment of FHLB advances                   0              0
                                    -----------     -----------
  Net Cash from Financing
   Activities                         5,071,940      4,941,000
                                    -----------     -----------

Net Cash in Cash and Cash
  Equivalents                         3,125,148      4,393,629

Cash and Cash Equivalents at
 Beginning of Period                 16,269,707     11,225,917
                                    -----------     -----------

Cash and Cash Equivalents at
 End of Period                      $19,394,855    $15,619,546
                                    ===========    ===========

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

NOTE C - RECLASSIFICATIONS
Certain previously reported items have been reclassified to conform with the current period's classifications. These reclassifications have no effect on net income.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the three months ended March 31, 1997, the Corporation's total assets increased over December 31, 1996 by approximately
$8.4 million resulting primarily from an increase of over $4.5 million in federal funds sold. In addition, investment securities increased by $4.5 million.

The increase in total liabilities of approximately $6.5 million from December 31, 1996 to March 31, 1997 is primarily attributable to increases in deposits which increased over $5.3 million in the three-month period ended March 31, 1997.

As of March 31, 1997, PFC Bank had a ratio of non-performing loans to total assets of .42% as compared to a ratio of .54% as of the end of the previous calendar year. Included in March 31, 1997, non-performing loan totals were loans totaling $917,000 which were delinquent more than 90 days and on non-accrual status. At March 31, 1997, the allowance for possible loan losses was $1,271,000, which represented .92% of total loans as compared to .91% at the end of the previous calendar year. Non-performing non-accrual loans totaled 9.99% of the allowance for possible loan losses, as compared to 26.48% at December 31, 1996.

In management's opinion, the allowance for possible loan losses as of March 31, 1997 is adequate to absorb any future loan losses based on information presently known. There can be no assurance, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the three-month period ended March 31, 1997, the Corporation recognized net income of $785,000, an increase of $176,000 over the same period of the prior fiscal year.

The operating results of the Corporation are solely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank also has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the three-month period ended March 31, 1997 was approximately $3.7 million, an increase of $352,000 from the three-month period ended March 31, 1996. This increase is attributed to a $704,000 increase in the loan portfolio.
Interest expense for the three-month period ended March 31, 1997 was approximately $1.8 million, a $185,000 increase over the same three-month period ended March 31, 1996. Management attributes this increase primarily to the $3.4 million increase in interest bearing deposits since December 31, 1996.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. This process is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the provision resulting in adjustment to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the three-month period ended March 31, 1997, the Corporation provided $20,000 to the provision for loan losses as compared to $0 for the same period in the previous fiscal year. Net charge-offs for the three-month period ended March 31, 1997 amounted to $8,000.

Non-Interest Income

Non-interest income for the three-month period ended March 31, 1997 was approximately $353,000, an increase of $183,000 over non-interest income for the three-month period ended March 31, 1996. This increase is directly attributable to flood insurance proceeds of $206,000 received due to the flood which the bank experienced in July 1996. The event is disclosed in the Other Information section, Item 5., of this filing.

Net investment gains were $200,000 for the three-month period ended March 31, 1997 as compared to $251,000 for the same three-month period the previous year. These net gains were primarily the result of the liquidation of a portion of the Corporation's available-for-sale investment portfolio.

Non-Interest Expenses

Total non-interest expenses decreased by $21,000 for the three-month period ended March 31, 1997 when compared to the same period in the prior year. The major components of non-interest expenses represent normal recurring costs of operations including compensation and employee benefits, occupancy expense, and data processing.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation incurred a provision for income taxes of $198,000 for the three-month period ended March 31, 1997, as compared to $74,000 for the same period ended March 31, 1996. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
  Not applicable

ITEM 2.  Changes in Securities
  Not applicable

ITEM 3.  Defaults Upon Senior Securities
  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
On April 8, 1997, Peoples Financial Corp., Inc. held its Annual Shareholder's Meeting. During the meeting the following directors were elected: Frank T. Baker, Frank L. Doverspike, Marlin F. Foreman, Brian Henry, Darl Hetrick, Francis E. Kane, Raliegh B. Robertson, Raliegh B. Robertson, Jr., J. Jack Sherman, Howard H. Schreckengost, and William H. Toy.

The voting of each nominees was as follows:

      Nominee             Votes For     Votes Against  Abstaining
      ------              ---------     -------------  ----------

Frank T. Baker             738,562            0            0
Frank L. Doverspike        738,562            0            0
Marlin F. Foreman          738,562            0            0
Brian Henry                738,562            0            0
Darl Hetrick               738,562            0            0
Francis E. Kane            738,562            0            0
Raliegh B. Robertson       738,562            0            0
Raliegh B. Robertson, Jr.  738,562            0            0
J. Jack Sherman            738,562            0            0
Howard H. Schreckengost    738,562            0            0
William H. Toy             738,562            0            0
Robert T. Tower            113,645            0            0
Anthony H. Breslin, Jr.    113,645            0            0
E. Andrew Dunmire          113,645            0            0
C. Edward Dunmire          113,645            0            0
Calvin W. Kaspareck        113,645            0            0
Glenn R. Mielke            113,645            0            0
Roland W. Schrecongost     113,645            0            0
Ray D. Waugaman            113,645            0            0

ITEM 5.  Other Information

On April 8, 1997, R.B. Robertson was elected by the Board of Directors as President of PFC Bank and Peoples Financial Corp., Inc. Mr. Robertson was elected president to replace David P. Fennell, who retired December 31, 1996. Also on April 8, 1997, Frank T. Baker was elected as Chairman of PFC Bank and Peoples Financial Corp., Inc.

On Friday, July 19, 1996, Clarion County, Pennsylvania, including the New Bethlehem area experienced tremendous flooding. PFC Bank experienced substantial flood damage. One branch office was completely submerged, while the operations center absorbed considerable damage. It has been less than one year and the bank has completely recovered from the flooding. As expected, the event did not have a material impact on the Corporation's financial position.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(i) Registrant's Articles of Incorporation (incorporated by reference to Exhibit 4.1 to Registrant's Registration
Statement No. 33-88802 on Form S-4, filed January 27, 1995).

     3(ii) Registrant's By-Laws (incorporated by reference to
Exhibit 4.2 to Registrant's Registration Statement No. 33-88802 on Form S-4, filed January 27, 1995.

    10(i)  Settlement Agreement and Release, dated December 30,
1996, among C. Edward Dunmire, the Registrant, and Peoples Bank of PA (incorporated by reference to Exhibit 10(i) to Registrant's
Annual Report on Form 10-KSB, filed March 28, 1997).


    10(ii) General Release of David Fennell (incorporated by reference to Exhibit 10(ii) to the Registrant's Annual Report on Form 10-KSB, filed March 28, 1997).

    11     Statement re:  Computation of Earnings Per Share
(included herein at Part I, Item 1 of this Form 10-QSB).

    27     Financial Data Schedule.

(b) Reports on Form 8-K

    None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     May 7, 1997



                                 PEOPLES FINANCIAL CORP., INC.
                                                  (Registrant)


/s/ R. B. Robertson
---------------------------
R. B. Robertson
President & Chief Executive
 Officer


/s/ James L. Kifer
---------------------------
James L. Kifer
Executive Vice President &
 Asst. Secretary

                          EXHIBIT INDEX

                                                         PAGE NO.
                                                      IN MANUALLY
                                                          SIGNED
EXHIBIT NO.                                              ORIGINAL
-----------                                           -----------

  3(i)    Registrant's Articles of Incorporation
          (incorporated by reference to Exhibit
          4.1 to Registrant's Registration
          Statement No. 33-88802 on Form S-4,
          filed January 27, 1995).

  3(ii)   Registrant's By-Laws (incorporated by
          reference to Exhibit 4.2 to Registrant's
          Registration Statement No. 33-88802 on Form
          S-4, filed January 27, 1995.

 10(i)    Settlement Agreement and Release, dated
          December 30, 1996, among C. Edward Dunmire, the Registrant, and Peoples Bank of PA
          (incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-KSB, filed March 28, 1997).

10(ii) General Release of David Fennell (incorporated by reference to Exhibit 10(ii) to the Registrant's
          Annual Report on Form 10-KSB, filed March 28, 1997).

11        Statement re:  Computation of Earnings Per Share
          (included herein at Part I, Item 1 of this Form
          10-QSB).

27        Financial Data Schedule.                             14