Form 10QSB
period 1997-06-30
PEOPLES FINANCIAL CORP INC /PA/
filed 1997-08-13
CIK 936948

U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997
                                       ------------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to _____________

       Commission file number    33-88802
                             ----------------------------------

                    PEOPLES FINANCIAL CORP., INC.
       --------------------------------------------------------
      (Exact name of small business issuer as specified in its
       charter)

         Pennsylvania                           25-1469914
       --------------------------------------------------------
       (State or other jurisdiction           (IRS Employer
        of incorporation or organization)     Identification No.)

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

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
dates:       June 30, 1997
      -------------------------

     As of June 30, 1997, there were 879,990 shares of the Registrant's common stock, $0.30 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes _____    No [X]
                ---

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY


INDEX                                              PAGE


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Balance Sheets -
         June 30, 1997 (unaudited) and
         December 31, 1996                            1

         Consolidated Statements of Income -
         Six months ended June 30, 1997 and
         1996 (unaudited)                             2

         Consolidated Statements of Cash Flow -
         Six months ended June 30, 1997 and
         1996 (unaudited)                             3

         Notes to Consolidated Financial Statements   4


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operation                                    5


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                            8

ITEM 2.  Changes in Securities                        8

ITEM 3.  Defaults Upon Senior Securities              8

ITEM 4.  Submission of Matters to a Vote of
         Security Holders                             8

ITEM 5.  Other Information                            8

ITEM 6.  Exhibits and Reports on Form 8-K             9


SIGNATURES                                           10

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                      June 30
                                       1997        December 31
                                    (Unaudited)        1996
                                    -----------    ------------
ASSET
 Cash and due from banks            $  8,757,751   $  8,944,707
 Federal funds sold                    2,775,000      7,325,000
 Securities available for sale        29,918,467     25,315,225
 Investment securities, at cost       31,333,118     25,674,119
 Federal Home Loan Bank stock            740,200        569,500
 Loans, net                          140,431,409    136,050,197
 Premises and equipment, net           3,566,830      3,748,922
 Other assets                          3,162,594      3,184,521
                                    ------------   ------------

  Total Assets                      $220,685,369   $210,812,191
                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits
  Non-interest bearing              $ 22,266,690   $ 20,860,522
  Interest bearing                   157,628,546    155,404,110
                                    ------------   ------------
Total deposits                       179,895,236    176,264,632

Accrued interest and
 other liabilities                     9,761,250      7,679,408
                                    ------------   ------------

         Total Liabilities           189,656,486    183,944,040

STOCKHOLDERS' EQUITY
 Common stock, par value                 264,247        264,247
 Additional paid-in capital            3,849,750      3,849,750
 Retained earnings                    14,375,579     13,377,522
 Unrealized holding gains on
 securities available for sale        12,539,307      9,376,632
                                    ------------   -------------
     Total stockholders' equity       31,028,883     26,868,151
                                    ------------   -------------

     Total Liabilities and
     Stockholders Equity            $220,685,369   $210,812,191
                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     Six Months Ended June 30
                                    --------------------------
Interest Income                         1997            1996
                                     ----------       --------
 Loans                              $  5,910,207   $  5,225,238

 Investment securities                 1,338,913      1,375,040
 Interest bearing deposits                   950          3,150
 Federal funds sold                      242,399        189,791
                                    ------------   -------------
     Total interest income             7,492,469      6,793,219

Interest Expense
 Deposits                              3,598,912      3,169,816
                                    ------------   -------------

Net Interest Income                    3,893,557      3,623,403

Provision for Loan Losses                 25,000             -
                                    ------------   --------------

Net Interest Income after
 Provision for Loan Losses             3,868,557      3,623,403

Other Income
 Service fees                            321,645        328,503
 Net investment gains                    354,014        285,418
 Other                                   226,304          8,326
                                    ------------    ------------
                                         901,963        622,247

Other Expenses
 Salaries                                985,210      1,046,674
 Pension and other employee benefits     358,716        364,509
 Occupancy expense                       507,823        468,746
 Legal & professional                    127,830        111,749
 Regulatory                               25,603         15,736
 Data Processing                          77,849         89,870
 Other                                   844,695        804,804
                                   -------------    ------------
                                       2,927,726      2,902,088

Income Before Income Taxes             1,842,794      1,343,562

Provision for Income Taxes               422,357        251,150
                                   -------------    ------------

Net Income                          $  1,420,437   $  1,092,412
                                   =============   =============
Net Income per Share of Common
 Stock                              $       1.61   $       1.24
                                   ==============   ============

Shares Used in Computing Net
 Income per Share of Common
 Stock                                   879,990        879,990
                                   ==============   ===========

The accompanying notes are an integral part of these consolidated financial statements.



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                      Six Months Ended June 30
                                    --------------------------
CASH FLOWS FROM OPERATING               1997            1996
 ACTIVITIES                          ----------       --------

Net Income                          $  1,420,437   $  1,092,000
Adjustments to reconcile net
 cash from operating activities:
 Depreciation and amortization           326,111        260,000
 Net accretion/amortization of
  premiums and discounts                  (7,205)       (11,000)
 Gain on sale of investments            (281,054)      (285,000)
 Provision for loan losses                25,000              0
 Loss on sale/disposal of assets          22,265              0
 Reinvestment stock dividends            (37,278)       (41,000)
 Increase (decrease) in cash due to
  changes in assets and liabilities:
      Other assets                       (16,274)      (317,000)
      Accrued interest and other
       liabilities                       452,585        672,000
                                      ----------      ----------

Net Cash from Operating Activities     1,904,587      1,370,000

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of securities
  available for sale                     482,754      1,851,000
 Proceeds from maturities of
  investment securities                5,315,911      3,370,000
 Purchase of investment securities   (10,943,437)    (1,990,000)
 Purchase of securities available
  for sale                                     0       (230,000)

 Net Sales (purchases) of FHLB Stock    (170,700)             0
 Net loans made to customers          (4,416,885)    (7,920,000)
 Premises and equipment expenditures    (125,795)      (172,000)
                                     ------------    -----------

 Net Cash Used by Investing
  Activities                          (9,858,152)    (5,091,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits   3,639,004      4,419,000
 Proceeds from issuance of common stock        0              0
 Dividends paid                         (422,395)      (405,000)
 Repayment of FHLB advances                    0              0
                                      -----------   ------------
 Net Cash from Financing Activities    3,216,609      4,014,000
                                      -----------   ------------
Net Change in Cash and Cash
 Equivalents                          (4,736,956)       293,000

Cash and Cash Equivalents at
 Beginning of Period                  16,269,707     11,226,000
                                      ----------    ------------
Cash and Cash Equivalents at End
 of Period                          $ 11,532,751   $ 11,519,000
                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE C - RECLASSIFICATIONS
Certain previously reported items have been reclassified to conform with the current period's classifications. These reclassifications have no effect on total assets, total liabilities and stockholders' equity, and net income.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the six months ended June 30, 1997, the Corporation's total assets increased over December 31, 1996 by nearly $9.9 million resulting primarily from increases of $5.7 million in investment securities, $4.6 million in available-for-sale securities, and a $4.4 million increase in loans offsetting a decrease of $4.6 million in federal funds sold.

The increase in total liabilities of approximately $5.7 million from December 31, 1996 to June 30, 1997 is primarily attributable to increases in deposits of over $3.6 million in the six-month period ended June 30, 1997.

As of June 30, 1997, PFC Bank had a ratio of non-performing loans to total assets of .41% as compared to a ratio of .54% as of the end of December 31, 1996. Included in June 30, 1997, non-performing loan totals were loans totaling $910,000 which were delinquent more than 90 days and on non-accrual status. At June 30, 1997, the allowance for possible loan losses was $1,248,000, which represented .89% of net loans as compared to .91% at the end of the previous calendar year. Non-performing non-accrual loans totaled 9.78% of the allowance for possible loan losses, as compared to 26.48% at December 31, 1996.

In management's opinion, the allowance for possible loan losses as of June 30, 1997 is adequate to absorb any future loan losses based on information presently known. There can be no assurance, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the six-month period ended June 30, 1997, the Corporation recognized net income of $1,420,000, an increase of $328,000 over the same period of the prior year.

The operating results of the Corporation are solely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank also has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the six-month period ended June 30, 1997 was approximately $7.5 million, an increase of $699,000 from the six-month period ended June 30, 1996. This increase is attributed to a $685,000 increase in interest on the loan portfolio. Interest expense for the six-month period ended June 30, 1997 was approximately $3.6 million, a $429,000 increase over the same six-month period ended June 30, 1996. Management attributes this increase primarily to a $2.2 million increase in interest bearing deposits since December 31, 1996.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. This process is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the provision resulting in adjustment to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the six-month period ended June 30, 1997, the PFC Bank provided $25,000 to the provision for loan losses as compared to $0 for the same period in the previous year. Net charge-offs for the six-month period ended June 30, 1997 amounted to $31,000.

Other Income

Other income for the six-month period ended June 30, 1997 was approximately $902,000, an increase of approximately $280,000 over the six-month period ended June 30, 1996. This increase is directly attributable to insurance proceeds of $206,000 received due to a flood in July 1996. The event is disclosed in the Other Information section, Item 5., of this filing.

Net investment gains were $354,000 for the six-month period ended
June 30, 1997 as compared to $285,000 for the same six-month period the previous year. These net gains were primarily the result of the liquidation of a portion of the PFC Bank's available-for-sale investment portfolio.

Other Expenses

Total other expenses increased by $26,000 for the six-month period ended June 30, 1997 when compared to the same period in the prior year. The major components of other expenses represent normal recurring costs of operations including compensation and employee benefits, occupancy expense, and data processing.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation recorded a provision for income taxes of $422,000 for the six-month period ended June 30, 1997, as compared to $251,000 for the same period ended June 30, 1996. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

Regulatory Activity

     Recently, Pennsylvania enacted a law to permit State chartered banking institutions to sell insurance. This follows a
U. S. Supreme Court decision in favor of nationwide insurance sales by banks and that also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. PFC Bank is currently evaluating its options regarding the sale of insurance.

     Congress is currently considering legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act, which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

     Changes in PFC Bank's FDIC assessment rate, caused by the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact, to some extent, the results of operations, net of income taxes, in a currently estimated amount of $7,300 in 1997. The Act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and of PFC Bank. Management cannot predict whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and PFC Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and PFC Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, Management believes that the affect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon liquidity, capital resources, or results of operations, although the general cost of compliance with the numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

     Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance PFC Bank's competitive position as a community bank.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not applicable.

ITEM 2.  Changes in Securities
         Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         There have been no matters brought to a vote of security holders during this quarter.

ITEM 5.  Other Information

         On April 8, 1997, R.B. Robertson was elected by the Board of Directors as President of PFC Bank and Peoples Financial Corp., Inc. Mr. Robertson was elected president to replace David P. Fennell, who retired December 31, 1996. Also on April 8, 1997, Frank T. Baker was elected as Chairman of PFC Bank and Peoples Financial Corp., Inc.

         On Friday, July 19, 1996, Clarion County, Pennsylvania, including the New Bethlehem area experienced tremendous flooding. PFC Bank experienced substantial flood damage. One branch office was completely submerged, while the operations center absorbed considerable damage. It has been one year and the bank has completely recovered from the flooding. As expected, the event did not have a material impact on the Corporation's financial position.

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

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

     10(ii) General Release of David Fennell (incorporated by reference to Exhibit 10(ii) to the Registrant's
            Annual Report on Form 10-KSB, filed March 28, 1997).

     11     Statement re:  Computation of Earnings Per Share.
            (included herein at Part I, Item 1 of this Form
            10-QSB).

     27     Financial Data Schedule.

(b)  Reports on Form 8-K

     The registrant filed the following current reports on Form
     8-K during the quarter ended June 30, 1997:

     1.  Current Report on Form 8-K, dated March 28, 1997,
         re:  Letter to Shareholders.

     2.  Current Report on Form 8-K, dated April 11, 1997, re:
         Results of Shareholders Meeting.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 8, 1997
         --------------



                                 PEOPLES FINANCIAL CORP., INC.
                                                  (Registrant)



/s/ R. B. Robertson
------------------------
R.B. Robertson
President & Chief Executive Officer


/s/ James L. Kifer
----------------------
James L. Kifer
Executive Vice President & Asst. Secretary

                                                           PAGE NO.
                                                         IN MANUALLY
                                                            SIGNED
EXHIBIT NO.                                                ORIGINAL
-----------                                               ----------

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

  10(ii)General Release of David Fennell (incorporated by reference to Exhibit 10(ii) to the Registrant's Annual Report on Form 10-KSB, filed
        March 28, 1997).

  11    Statement re:  Computation of Earnings Per Share.      3
        (included herein at Part I, Item 1 of this
        Form 10-QSB).

  27    Financial Data Schedule                               14