Form 10QSB
period 1997-09-30
PEOPLES FINANCIAL CORP INC /PA/
filed 1997-11-14
CIK 936948

U.S. SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                            FORM 10-QSB

(Mark One)

 [X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997
                                         -------------------

 [ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________

          Commission file number 33-88802
                                 --------


                  PEOPLES FINANCIAL CORP., INC.
         -------------------------------------------------
(Exact name of small business issuer as specified in its charter)


          Pennsylvania                            25-1469914
          -------------                         --------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)               Identification No.)


       Ford Street and Fourth Avenue, Ford City, PA 16226
       --------------------------------------------------
           (Address of principal executive offices)

                        (412) 763-1221
                 ----------------------------
                  (Issuer's telephone number)


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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable dates: November 10, 1997
       ------------------

     As of November 10, 1997, there were 882,168 shares of the Registrant's common stock, $0.30 par value, outstanding.

     Transitional Small business Disclosure Format (check one):
Yes [ ]    No [X]

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX                                               PAGE
-----                                               ----


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Balance Sheets -
         September 30, 1997 (unaudited) and
         December 31, 1996                            1

         Consolidated Statements of Income -
         Nine months ended September 30, 1997 and
         1996 (unaudited)                             2

         Consolidated Statements of Cash Flow -
         Nine months ended September 30, 1997 and
         1996 (unaudited)                             3

         Notes to Consolidated Financial Statements   4

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operation                                    5

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                            6

ITEM 2.  Changes in Securities                        7

ITEM 3.  Defaults Upon Senior Securities              7

ITEM 4.  Submission of Matters to a Vote of
         Securities Holders                           7

ITEM 5.  Other Information                            7

ITEM 6.  Exhibits and Reports on Form 8-K             8

SIGNATURES                                            9

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                   September 30,
                                      1997           December 31,
                                   (Unaudited)          1996
                                   ------------      -----------

ASSET
 Cash and due from banks           $ 7,593,520      $  8,944,707
 Federal funds sold                  8,600,000         7,325,000
 Securities available for sale      33,827,618        25,315,225
 Investment securities, at cost     31,875,601        25,674,119
 Federal Home Loan Bank stock          740,200           569,500
 Loans, net                        147,137,643       136,050,197
 Premises and equipment, net         3,592,604         3,748,922
 Other assets                        2,642,258         3,184,521
                                   -----------      ------------

    TOTAL ASSETS                  $236,009,444      $210,812,191
                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits
  Non-interest bearing            $ 22,582,385      $ 20,860,522
  Interest bearing                 168,338,180       155,404,110
                                  ------------      ------------
 Total deposits                    190,920,565       176,264,632

 Accrued interest and
  other liabilities                 10,983,526         7,679,408
                                  ------------      ------------
       TOTAL LIABILITIES           201,904,091        183,944,040

STOCKHOLDERS' EQUITY
 Common stock, par value               264,650            264,247
 Additional paid-in capital          3,932,656          3,849,750
 Retained earnings                  14,783,709         13,377,522
 Unrealized holding gains on
  securities available for sale     15,124,338          9,376,632
                                  ------------      -------------
   Total stockholders' equity       34,105,353         26,868,151
                                  ------------      -------------
 TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY             $236,009,444       $210,812,191
                                  ============      =============

     The accompanying notes are an integral part of these consolidated financial statements.



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                   Nine Months Ended September 30
                                      1997               1996
                                  ----------         -----------
Interest Income
 Loans                            $ 9,076,717        $ 8,005,286
 Investment securities              2,066,355          2,080,753
 Interest bearing deposits              1,218              3,307
 Federal funds sold                   339,791            231,732
                                  -----------        -----------
    TOTAL INTEREST INCOME          11,484,081         10,321,078

Interest Expense
 Deposits                           5,504,783          4,775,835
                                  -----------        -----------

Net Interest Income                 5,979,298          5,545,243

Provision for Loan Losses              50,000             25,000
                                  -----------        -----------

Net Interest Income after
 Provision for Loan Losses          5,929,298          5,520,243

Other Income
 Service fees                         475,611            482,213
 Net investment gains                 486,060            454,653
 Other                                229,170            136,445
                                  -----------        -----------
                                    1,190,841          1,073,311

Other Expenses
 Salaries                           1,498,568          1,622,212
 Pension and other employee
  benefits                            536,453            525,719
 Occupancy expense                    769,353            816,825
 Legal & professional                 168,120            176,548
 Regulatory                            40,837             23,828
 Data Processing                      128,245            163,249
 Other                              1,252,609          1,303,240
                                 ------------         ----------
                                    4,394,185          4,631,621

Income Before Income Taxes          2,725,954          1,961,933

Provision for Income Taxes            677,390            389,456
                                 ------------         ----------

Net Income                        $ 2,048,564        $ 1,572,477
                                 ============        ===========
Net Income per Share of
 Common Stock                     $      2.33        $      1.79
                                 ============        ===========

Shares Used in Computing Net
 Income per Share of Common
 Stock                                880,022            879,807
                                 ============        ===========

     The accompanying notes are an integral part of these consolidated financial statements.



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                 Nine Months Ended September 30
                                -------------------------------
                                     1997               1996
                                   -------            -------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net Income                       $ 2,048,564        $ 1,573,000
 Adjustments to reconcile net
  cash from operating activities:
 Depreciation and amortization        441,103            440,000
 Net accretion/amortization of
  premiums and discounts              (12,840)            16,000
 Gain on sale of investments         (411,306)          (455,000)
 Provision for loan losses             50,000             25,000
 Loss on sale/disposal assets          27,484             62,000
 Reinvestment stock dividends         (55,973)           (64,000)
 Increase (decrease) in cash due to
  changes in assets and liabilities:
    Other assets                      533,777           (892,000)
    Accrued interest and other
     liabilities                      343,178            549,000
                                   ----------         ----------

Net Cash from Operating Activities  2,963,987          1,254,000

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of securities
  available for sale                  629,760            981,000
 Proceeds from maturities of
  investment securities             7,300,911          6,300,000
 Purchase of investment
  securities                      (13,455,781)        (1,990,000)
 Purchase of securities available
  for sale                                  0           (230,000)
 Net sales (purchases) of FHLB
  Stock                              (170,700)                 0
 Net loans made to customers      (11,158,580)       (16,232,000)
 Premises and equipment
  expenditures                       (293,242)          (404,000)
                                  ------------       ------------

Net Cash Used by Investing
 Activities                       (17,147,632)       (11,575,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in
  deposits                         14,666,542          8,488,000
 Proceeds from issuance of
  common stock                         83,309                  0
 Dividends paid                      (642,393)          (607,000)
 Repayment of FHLB advances                 0                  0
                                  ------------         ----------

Net Cash from Financing
 Activities                        14,107,458          7,881,000
                                  ------------        -----------

Net Change in Cash and
 Cash Equivalents                     (76,187)        (2,440,000)

Cash and Cash Equivalents at
 Beginning of Period               16,269,707         11,226,000
                                  -----------        -----------

Cash and Cash Equivalents at
 End of Period                    $16,193,520        $ 8,786,000
                                  ===========        ===========

     The accompanying notes are an integral part of these consolidated financial statements.


PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the Corporation) and its wholly owned subsidiary, PFC Bank, and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair and not misleading presentation have been included.

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

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the nine months ended September 30, 1997, the Corporation's total assets increased over December 31, 1996 by nearly $25.2 million resulting primarily from an increase of nearly $11.1 million in net loans and increases in available-for-sale and held-to-maturity securities of $8.5 million and $6.2 million, respectively.

The increase in total liabilities of approximately $18.0 million from December 31, 1996 to September 30, 1997 is primarily attributable to increases in deposits of over $14.6 million in the nine-month period ended September 30, 1997.

As of September 30, 1997, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non-performing loans to total assets of 0.44% as compared to a ratio of 0.54% as of the end of December 31, 1996. Included in the third quarter, non-performing loan totals were loans totaling $1,028,000 that were delinquent more than 90 days and held on non-accrual status. At September 30, 1997, the allowance for possible loan losses was $1,239,000, which represented 0.84% of net loans as compared to 0.91% at the end of the previous calendar year. Non-performing non-accrual loans totaled 8.23% of the allowance for possible loan losses, as compared to 26.48% at December 31, 1996.

In management's opinion, the allowance for possible loan losses at September 30, 1997 is adequate to absorb any future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the nine-month period ended September 30, 1997, the Corporation recognized net income of $2,049,000, an increase of $476,000 over the same period of the prior year.

The operating results of the Corporation are solely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank also has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Interest Income and Expense

Interest income for the nine-month period ended September 30, 1997 was $11.5 million, an increase of $1,163,000 from the nine-month period ended September 30, 1996. This increase is attributed to a $1,071,000 increase in interest on the loan portfolio. Interest expense for the nine-month period ended September 30, 1997 was approximately $5.5 million, a $729,000 increase over the same nine-month period ended September 30, 1996. Management attributes this increase primarily to a $12.9 million increase in interest bearing deposits since December 31, 1996.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the provision resulting in adjustment to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the nine-month period ended September 30, 1997, the PFC Bank provided $50,000 to the provision for loan losses as compared to $25,000 for the same period in the previous year. Net charge-offs for the nine-month period ended September 30, 1997 amounted to $65,000.

Other Income

Other income for the nine-month period ended September 30, 1997 was approximately $1.2 million, an increase of approximately $118,000 over the nine-month period ended September 30, 1996. This increase is directly attributable to insurance proceeds of $206,000 received due to a flood in July 1996.

Net investment gains were $486,000 for the nine-month period ended September 30, 1997 as compared to $455,000 for the same nine-month period the previous year. These net gains were primarily the result of the liquidation of a portion of the PFC Bank's available-for-sale investment portfolio.

Other Expenses

Total other expenses decreased by $237,000 for the nine-month period ended September 30, 1997 when compared to the same period in the prior year. This decrease was primarily the result of decreases in payroll expense of $124,000 and occupancy expense of $47,000. The major components of other expenses represent normal recurring costs of operations including compensation and employee benefits, occupancy expense, and data processing.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation recorded a provision for income taxes of $677,000 for the nine-month period ended September 30, 1997, as compared to $389,000 for the same period ended September 30, 1996. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

Regulatory Activity

     Recently, Pennsylvania enacted a law to permit state chartered banking institutions to sell insurance. This follows a U.S. Supreme Court decision in favor of nationwide insurance sales by banks and that also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. PFC Bank is currently evaluating its options regarding the sale of insurance.

     Congress is currently considering legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act, which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

     Changes in PFC Bank's FDIC assessment rate, caused by the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact, to some extent, the results of operations, net of income taxes, in a currently estimated amount of $16,700 in 1997. The Act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.

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

Year 2000 Compliance

     The Company is in the process of assessing the cost and extent of vulnerability of the Company's computer systems to the "Year 2000 problem." Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Company expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Company's computer systems. The Company could be adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance.

     The financial impact to the Company of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

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

ITEM 5.  Other Information
         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

          3(i) Registrant's Articles of Incorporation
               (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement No. 33-88802 on Form S-4, filed January 27, 1995).

          3(ii)Registrant's By-Laws (incorporated by reference to Exhibit 4.2 to Registrant's
               Registration Statement No. 33-88802 on Form S-4, filed January 27, 1995).

          10(i)Settlement Agreement and Release, dated
               December 30, 1996, among C. Edward Dunmire, the Registrant, and Peoples Bank of PA (incorporated by Reference to Exhibit 10(I) to Registrant's Annual Report on Form 10-KSB, filed March 28,
               1997).

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

          10(ii) General Release of David Fennell (incorporated by reference to Exhibit 10(ii) to the Registrant's Annual Report on Form 10-KSB, filed
                 March 28, 1997).

          10(iii)Executive Employment Agreement and Stock Option
                 Agreement of R.B. Robertson dated September 1,
                 1997.

          11     Statement re:  Computation of Earnings Per
                 Share. (included herein at Part I, Item 1 of this Form 10-QSB).

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K

          The registrant filed the following current reports on Form 8-K during the quarter ended September 30, 1997:

          No 8-K reports filed in the quarter ended September 30, 1997.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 11, 1997


                                PEOPLES FINANCIAL CORP., INC.
                                 (Registrant)

                                /s/ R. B. Robertson
                                ------------------------------
                                R.B. Robertson
                                President & Chief Executive
                                  Officer


                                /s/ James L. Kifer
                                ------------------------------
                                James L. Kifer
                                Executive Vice President & Asst.
                                 Secretary

                        EXHIBIT INDEX

                                                    PAGE NO.
                                                  IN MANUALLY
                                                    SIGNED
                                                    EXHIBIT NO.
                                                    ORIGINAL
                                                  ------------

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

10(iii) Executive Employment Agreement and
        Stock Option Agreement of R.B. Robertson
        dated September 1, 1997.                       15

11      Statement re:  Computation of Earnings Per
        Share. (included herein at Part I, Item 1 of this Form 10-QSB).

27      Financial Data Schedule.                        41