Form 10KSB40
period 1997-12-31
PEOPLES FINANCIAL CORP INC /PA/
filed 1998-03-30
CIK 936948

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark one)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________TO_____________

                         COMMISSION FILE NUMBER 33-88802

                          PEOPLES FINANCIAL CORP., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
       PENNSYLVANIA                                          25-1469914
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization                            Identification No.)

323 FORD STREET, FORD CITY, PA                                       16226
--------------------------------                                     ------
(Address of principal executive offices)                           (Zip Code)
Registrants telephone number, including area code:               (814) 275-3133

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
          Title of each class                             on which registered
          -------------------                             -------------------
Common Stock, par value of $0.30 per share                       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 1997, were:
$17,506,662.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $22,378,048 on March 1, 1998

Indicate the number of shares outstanding of the registrant's common stock, as of March 1, 1998: Peoples Financial Corp., Inc. Common Stock, par value $0.30 per share: 882,168 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the following documents have been incorporated by reference in answer or partial answer to certain Items required herein and are attached hereto as Exhibits:

1)   Annual Report to Shareholders, Part I - II.
2) Proxy Statement pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, Part III.

DESCRIPTION OF PEOPLES FINANCIAL CORP, INC. AND PFC BANK


                                     Part I

ITEM 1 - DESCRIPTION OF BUSINESS

Peoples Financial Corp, Inc., ("PFC") is a Pennsylvania business corporation, incorporated in June, 1984. PFC was organized as a holding company for Peoples Bank of PA. Peoples Bank of PA, in turn owned approximately 53% of New Bethlehem Bank common stock. Effective April 1, 1995, New Bethlehem merged with and into Peoples and changed its name to PFC Bank (the "Bank").

The Bank is a Pennsylvania-chartered banking institution and, as successor to Peoples and New Bethlehem, traces its origins to 1914 and 1895, respectively. PFC Bank offers a full range of banking services through six banking offices in Pennsylvania, two of which are located in Ford City, two in New Bethlehem, and one in each of Clarion and Indiana. As of December 31, 1997, the Bank had total assets of $240.3 million and shareholders equity of $37.4 million. All of PFC Bank's outstanding common stock is owned by PFC.

PFC Service Corporation (the "Service Corp") is a Delaware Corporation which is a wholly owned subsidiary of the Bank. The Service Corp was incorporated in Delaware, May 16, 1997. The primary purpose of the Service Corp is to buy and sell equity securities, primarily Pennsylvania bank securities. As of December 31, 1997, the Service Corp had total assets of $38.1 million and shareholder's equity of $27.6 million.

Forward-Looking Statements

PFC may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, PFC notes that a variety of factors could cause PFC's actual results and experience to differ materially from the anticipated results or other expectations expressed in PFC's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of PFC's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and similar items.

Employees

As of December 31, 1997, PFC, PFC Bank and PFC Service Corp. had 84 full-time employees and 20 part-time employees.

Competition

The Financial services industry in the Company's service area is extremely competitive. The Company's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the Company. Many competitor financial institutions have legal lending limits substantially higher than the Bank's legal lending limit. In addition, the Bank competes with savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by the Bank on competitive terms. The Bank is not dependent on one or a few major competitors.

In September 1994, federal legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. As a result, the Company expects the operating environment for Pennsylvania-based financial institutions to become increasingly competitive.

Additionally, the manner in which banking institutions conduct their operations may change materially as the activities increase in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted, with reasonable certainty, at this time. These changes probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions, and other financial service companies.

Supervision and Regulation of PFC and PFC Bank

PFC is subject to the provisions of the Bank Holding Company Act of 1956 ("BHCA"), as amended, and to supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). Under Federal Reserve Board policy, PFC, as a holding company, is expected to act as a source of financial strength to its subsidiaries and to commit resources to support the subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, PFC may not be in a position to provide it. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined by regulations) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

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


The activities that the Federal Reserve has determined by regulation to be permissible are:

     (1) making, acquiring, or servicing loans or other extensions of credit for its own account or for the account of others;

     (2) operating an industrial bank, Morris Plan bank, or industrial loan company, in the manner authorized by state law, so long as the institution is not a bank;

     (3) operating as a trust company in the manner authorized by federal or state law so long as the institution is not a bank and does not make loans or investments or accept deposits, except as may be permitted by the Federal Reserve;

     (4)  subject to limitations, acting as an investment or financial advisor
          (i) to a mortgage or real estate investment trust, (ii) to certain registered investment companies, (iii) by providing portfolio investment advice to other persons, (iv) by furnishing general economic information and advice, general economic statistical forecasting services, and industry studies, (v) by providing financial advice to state and local governments, or (vi) by providing financial and transaction advice to corporations, institutions, and certain persons in connection with mergers, acquisitions, and other financial transactions;

     (5) subject to limitations, leasing real or personal property or acting as agent, broker, or adviser in leasing such property in accordance with prescribed conditions;

     (6) investing in corporations or projects designed primarily to promote community welfare;

     (7) providing to others data processing services and data transmission services, data bases, and facilities, within certain limitations;

     (8) subject to limitations, engaging in certain agency and underwriting activities with respect to credit insurance, and certain other insurance activities as permitted by the Federal Reserve.

     (9) owning, controlling, or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies under Federal Reserve regulations;

     (10) providing courier services for certain financial documents;

     (11) subject to limitations, providing management consulting advice to nonaffiliated bank and nonbank depository institutions;

     (12) retail selling of money orders and similar consumer-type payment instruments having a face value of $1,000 or less, selling U.S. Savings Bonds, and issuing and selling traveler's checks;

     (13) performing appraisals of real estate and personal property;

     (14) subject to limitations, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors;

     (15) providing certain securities brokerage services;

     (16) subject to limitations, underwriting and dealing in government obligations and certain other instruments;

     (17) subject to limitations, providing foreign exchange and transactional services;

     (18) subject to limitations, acting as a futures commission merchant for nonaffiliated persons;

     (19) subject to limitations, providing investment advice on financial futures and options to futures;

     (20) subject to limitations, providing consumer financial counseling;

     (21) subject to limitations, tax planning and preparation;

     (22) providing check guaranty services;

     (23) subject to limitations, operating a collection agency; and

     (24) operating a credit bureau.

Federal Reserve approval may be required before the Company or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

PFC is a legal entity separate and distinct from the Bank. The Company's revenues (on a parent Company only basis) result almost entirely from dividends paid to the Company by its subsidiaries. The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of the Bank), except to the extent that claims of the Company in its capacity as a creditor may be recognized.

Federal and state laws regulate the payment of dividends by the Company's subsidiaries.

Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised management of any specific minimum leverage ratio applicable to PFC.

Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. PFC and PFC Bank, at December 31, 1997, qualify as "well capitalized" under these regulatory standards.

PFC Bank is subject to supervision, regulation and examination by the Commonwealth of Pennsylvania Department of Banking (the "Department of Banking") and the Federal Deposit Insurance Corporation ("FDIC"). In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation.

The laws of the Department of Banking applicable to PFC Bank include, among other things, provisions that: (i) require the maintenance of certain reserves against deposits; (ii) limit the type and amount of loans that may be made and the interest that may be charged thereon; (iii) restrict investments and other activities; and, (iv) limit the payment of dividends. The amount of funds that the Bank may lend to a single borrower is generally limited under Pennsylvania law to 15 percent of the aggregate of its capital, surplus, undivided profits, loan loss reserves and capital securities of the Bank, all as defined by statute and regulation.

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

The FDIC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Company's shareholders. The Bank must furnish annual and quarterly reports to the FDIC, which has the authority under the Financial Institutions Supervisory Act to prevent a state non-member bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may take, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Pennsylvania law permits statewide branching.

Under the Federal Deposit Insurance Act, as amended, the Bank is required to obtain the prior approval of the FDIC for the payment of dividends if the total of all dividends declared by the Bank in one year would exceed the Bank's net profits (as defined and interpreted by regulation) for the current year plus its retained net profits (as defined and interpreted by regulation) for the two preceding years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). Under FDICIA, any depository institution, including the Bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

A subsidiary bank of a bank holding company, such as the Bank, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

The Bank, and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and unavailability of funds for lending and investment.

Year 2000 Compliance Law

As the Year 2000 approaches, regulation of both the Corporation and the Bank with respect to completing Year 2000 modifications is likely to increase. A brief discussion of the most recent federal banking agency pronouncements that affect the Corporation and/ or the Bank follows.

In December 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement. The statement indicates that Senior management and the board of directors should be actively involved in managing the Corporation's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service "mission critical" applications which are applications vital to the successful continuance of a core business activity.

The Bank is in the process of assessing the cost and extent of vulnerability of the Bank's computer systems to the "Year 2000 problem." Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Bank expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. The Bank believes that, with modifications to existing software, the Year 2000 problem will not pose a significant operational problem for the Bank. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third party computers could "reinfect" the Bank's computer systems. The Bank could be adversely affected by the Year 2000 problem if unrelated parties fail to successfully address this problem. The Bank has taken steps to communicate with the unrelated parties with whom it deals to coordinate year 2000 compliance. Most of the costs incurred in addressing the Year 2000 problem are expected to be expensed as incurred, in compliance with GAAP.

The financial impact to the Bank of Year 2000 compliance has not been and is not anticipated to be material to the Bank's financial position or results of operations in any given year.

FDIC Insurance

PFC Bank's deposits are insured by the FDIC pursuant to the system of federal deposit insurance initially established by the Banking Act of 1933. This insurance covers $100,000 per deposit account. The Bank pays insurance premiums into a fund according to rates established by the FDIC. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, in part, to prevent the deposit insurance funds related to savings institutions from becoming insolvent. FDICIA authorized the FDIC to raise insurance premium assessments in order to achieve and maintain an adequate level of funds. The depletion of the deposit insurance funds had been due, in part, to a large number of failed financial institutions in the 1980's, as well as increases in coverage per deposit account. As a result, the future cost of deposit insurance for the Bank is in large part dependent upon the extent of future banking failures and the amount of insurance coverage provided by the FDIC per deposit account, neither of which is within the

Bank's control. Moreover, FDICIA required the FDIC to establish a risk-based insurance premium assessment system in order to differentiate between higher and lower risk institutions and to assess lower premiums against institutions in a lower risk category. As a result, the Bank's future cost of deposit insurance will depend, in part, upon its risk rating.

Interstate Banking Legislation

In September 1994, the Riegle-Neal Interstate Banking and Branching
Efficiency Act (the "Interstate Banking Act") was enacted. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and adequately managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date;
(iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) by permitting, beginning September 29, 1995, a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state then the agent bank; and (v) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so. One effect of this legislation will be to permit the Company to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

Since 1995, the Pennsylvania Banking Code has authorized full interstate banking and branching under Pennsylvania law. Specifically, the legislation (i) eliminates the "reciprocity" requirement previously applicable to interstate commercial bank acquisitions by bank holding companies, (ii) authorizes interstate bank mergers and reciprocal interstate branching into Pennsylvania by interstate banks, and (iii) permits Pennsylvania institutions to branch into other states with the prior approval of the Pennsylvania Department of Banking.

Overall, this federal and state legislation has, as was predicted, had the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

Proposed Legislation and Regulations

From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of the Company and the Bank, or otherwise change the business environment.

Management cannot predict whether any of this legislation, if enacted, will have a material effect on the business of the Company.

Environmental Laws

Neither PFC nor the Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, or earnings. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrower from entering into a loan transaction with the Bank. PFC is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substances on or from the property, or knowingly and willfully compel a borrower to commit an action which caused such release or violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.


ITEM 2 - DESCRIPTION OF PROPERTIES

PFC Bank occupies approximately 8,300 square feet at 323 Ford Street, Ford
City, Pennsylvania, which serves as its Corporate office facility. This property was purchased by the Bank on September 30, 1997. PFC Bank also owns the following five facilities and certain parking facilities which are free and clear of any lien. The Manor office is in a 1,600 square foot facility. The Indiana office is located in a 4,000 square foot facility. The New Bethlehem Drive-Thru occupies a 2,800 square foot facility. The Clarion office is in a 7,101 square foot facility, and the operations center and New Bethlehem office is located in a 11,867 square foot facility located at 363 Broad Street, New Bethlehem, Pennsylvania. Substantially, all of the bank's available space is currently utilized. In management's opinion, the above properties are in good condition and are adequate for the Bank's purposes.


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


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     Part II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PFC's common stock is held by 374 shareholders of record as of February 20, 1998, and is rarely traded. Management of PFC believes that a few securities dealers are attempting to form a market for the PFC Common Stock even though there are very few trades recorded. As of February 20, 1998, there were 882,168 shares outstanding. Quarterly dividends of $0.23 per share were paid in each quarter during 1996. PFC paid dividends of $0.24 per share the first and second quarters of 1997 followed by dividends in each of the third and fourth quarters of 1997 of $0.25 per share. A special dividend of $0.15 per share was paid December 22, 1997. Because corporate and banking laws limit the amount of dividends that can be paid generally, there can be no assurance that dividends will be paid in the future and, if paid, the amount of such dividends. See Note M, Regulatory Matters, of the attached Exhibit 13.

The following table sets forth quarterly highs and lows of Peoples
Financial Corp., Inc. Common Stock since the merger date, April 1, 1995. Quotations were received from Elmer Powell and Associates and reflect inter-dealer prices, without retail markup, mark down or commission and may not represent actual transactions.

                                  Common Stock
                               Market Performance
                                  (in dollars)


                        ------------------------------
                          Qtr.        High      Low
                        ------------------------------
                          1995
                        ------------------------------
                           2          24.00    24.00
                           3          25.00    24.00
                           4          25.25    24.00
                        ------------------------------
                          1996
                        ------------------------------
                           1          25.25    24.00
                           2          27.00    24.00
                           3          29.75    28.25
                           4          38.25    29.00
                        ------------------------------
                          1997
                        ------------------------------
                           1          38.25    36.50
                           2          38.25    38.25
                           3          38.25    38.25
                           4          38.25    38.25
                        ------------------------------

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and results of operations of PFC and its wholly owned subsidiary, PFC Bank. This consolidated financial information should be read in conjunction with the consolidated financial statements appearing as Exhibit 13 to this report. Substantially all of the income and expenses of PFC are attributable to PFC Bank.

Selected Financial Data

The following table sets forth certain selected historical financial data for PFC. Dollar amounts are in thousands, except per share data. The average balances shown consist of daily average balances.

                                                                   Years Ended
                                                     ----------------------------------------
Summary of Operations                                  12/31/97      12/31/96      12/31/95
                                                     ----------------------------------------
   Total interest income                              $ 15,571      $ 13,933      $ 13,168

   Net interest income                                   8,082         7,457         6,869
   Provision for loan losses                                80            75            60
   Gains on securities                                   1,065         1,053         1,253
   Other operating income                                  870         1,067           661
   Other operating expenses                              5,934         6,830         6,835
   Net income before deducting minority interest         2,997         2,110         1,542
   Net income                                            2,997         2,110         1,378
   Earnings per share                                     3.40          2.40          1.76
   Earnings per share (fully diluted)                     3.40          2.40          1.76

Average Balance Sheet Totals
   Total assets (1)                                    206,871       185,907       180,598
Investment securities (1)                               41,946        41,846        56,678
   Loans & leases (net of unearned income
         and allowance for loan losses)                142,266       123,115       110,803
   Total deposits                                      183,770       164,496       156,450
   Stockholders' equity (1)                             18,505        17,737        19,075
   Historical number of shares outstanding
         at period end                                 882,168       879,990       879,990
   Weighted average number of shares
         outstanding                                   880,563       879,990       785,057
Period End Total assets (2)                            240,271       210,812       186,888


(1) Excludes the effect of SFAS No. 115 (Statement of Financial Accounting Standards No. 115 - Accounting for Certain Debt and Equity Securities).

(2)  Reflects the effect of SFAS No. 115.

Financial Condition

The total assets of PFC at December 31, 1997 were $240.3 million, an increase of $29.5 million, or 13.99% over total assets at December 31, 1996 of $210.8 million.

The increase in total assets as of December 31, 1997 was comprised primarily of an increase of over $16.3 million in loan balances in addition to increases of $12.8 million in securities available-for-sale and $6.7 million in securities held to maturity. These increases more than offset a decrease of over $3.2 million in federal funds sold.

The total liabilities of PFC at December 31, 1997 were $202.9 million, an increase of $18.9 or 10.28% over total liabilities at December 31, 1996 of $183.9 million.

The increase in liabilities during the 12 months ended December 31, 1997 resulted primarily from interest bearing deposit increases of $11.8 million and a deferred tax increase of almost $4.6 million due primarily to the tax effects of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities..


Operations

PFC reported net income, before deducting the income taxes for the 12 month period ended December 31, 1997 of $4,003,000 as compared to $2,673,000 for the 12 month period ended December 31, 1996, an increase of $1,330,000 or 49.76%. An increase in interest income of $1,639,000 was offset by an increase in interest expense of $1,014,000 primarily the result of an increase in interest bearing deposits. PFC's net income for the period ended December 31, 1997, after deducting taxes, was $2,996,000 as compared to $2,110,000 for the year ended December 31, 1996. PFC reported net income, before deducting minority interest and taxes, for the year ended December 31, 1996 of $2,673,000 which was an increase of $785,000 or 41.58% higher as compared to $1,888,000 reported for the year ended December 31, 1995. The increase in net income from 1995 to 1996 resulted primarily from an increase of $588,000 in net interest income. PFC's net income for the year ended December 31, 1996, after deducting the minority interest and taxes, was $732,000 higher than for the year ended December 31, 1995.

Earnings per share, after deducting minority interest, for the 12 month periods ended December 31, 1997, 1996, and 1995, was $3.40, $2.40, and $1.76,
respectively. Fully diluted earnings per share for the 12 month periods ended December 31, 1997, 1996 and 1995 was $3.40, $2.40, and $1.76, respectively.

Since most of the assets and liabilities of banks are monetary in nature, changes in interest rates can have a significant effect on earnings. PFC, through its asset and liability management, positions itself to react and compensate for the volatility of interest rates. See additional analysis of interest rate sensitivity presented on page 21.

Interest Income and Expenses

Total interest income increased to $15,571,000 in 1997 from 13,933,000 in 1996, an increase of $1,638,000 or 11.76%. This increase is primarily attributable to an increase in interest earned on loans of $1,432,000 or 13.15% along with an increase in interest on federal funds sold of $113,000 and investment securities of $95,000. The average yield on interest-earning assets decreased from 7.53% for the 12 months period ended December 31, 1996 to 7.31% for the 12 months period ended December 31, 1997. The increase in total interest income results from an increase in earning assets of $32.7 million. Total securities increased by $19.5 million while gross loans increased by over $16.3 million.

Total interest income increased to $13,933,000 in 1996 from $13,168,000 for the year ended December 31, 1995, an increase of $765,000 or 5.81%. This increase is primarily attributable to an increase in interest earned on loans.

Total interest expense increased to $7,489,000 in 1997 from $6,475,000 in 1996, an increase of $1,014,000, or 15.66%. This increase is the result of an environment of increasing interest rates and an increase in interest bearing deposits of $11.8 million. The average rate on interest-bearing liabilities was 4.66% for the 12 months ended December 31, 1997 and 4.52% for the 12 months ended December 31, 1996.

Total interest expense increased to $6,475,000 in 1996 from $6,299,000 in 1995, an increase of $176,000 or 2.79%. The increase is primarily a result of an increase in interest bearing deposits of $16,759,000 or 12.09% for the year ended December 31, 1996.

Net interest income is the difference between the interest earned on loans and other investments, including dividends received on equity securities, and the interest paid on deposits and other sources of funds. Net interest income for the 12 month period ended December 31, 1997 was $8,082,000 as compared to $7,457,000 for the 12 month period ended December 31, 1996, an increase of $625,000 or 8.38%. Net interest income increased $588,000 or 8.56% in 1996 as compared to $6,869,000 for the year ended December 31, 1995.

PFC obtains a portion of its funds from non-interest bearing deposits. Therefore, the rate paid for all funds is lower than the rate on interest bearing funds alone. PFC has been able to retain a significant base of inexpensive deposits, which consists of checking and savings accounts. These deposits comprise, approximately 51.01% of the total deposits of PFC at December 31, 1997.

The following tables present the average major asset and liability categories for the 12 month periods ended December 31, 1997 and 1996 along with interest income and yields. The average balances shown consist of daily average balances. Non-performing loans are included in the average balance and yield calculations.

Average Balance Sheets & Net Interest Analysis for 1997
(in thousands)


Selected Asset Categories                           Average Balances        Interest         Yield/rate
-------------------------                           ----------------        --------         ----------
Interest-bearing assets
         Loans & direct lease financing                  $143,529            $12,323             8.59%
           (net of unearned discount)
         Investment securities                             61,864              2,831             4.58%

         Federal funds sold & securities purchased          7,637                417             5.46%
     Non-interest-bearing assets
         Cash and due from banks                            7,100                N/A              N/A
         Premises and equipment                             3,598                N/A              N/A
         Other assets                                       3,047                N/A              N/A


Selected Liability Categories
-----------------------------

     Interest-bearing liabilities
        Demand deposits                                 $  45,058            $ 1,590             3.53%
        Savings deposits                                   28,353                901             3.18%
        Time deposits                                      87,246              4,998             5.73%
        Short-term borrowings                                   0                  0                0
     Non-interest-bearing liabilities
        Demand deposits                                    23,113                N/A              N/A
        Other                                              10,168                N/A              N/A
Net interest income                                     $   8,082
Net interest margin                                          3.79%
Average yield on interest-bearing assets                     7.31%
Average rate on interest-bearing liabilities                 4.66%

Average Balance Sheets & Net Interest Analysis for 1996
(in thousands)


Selected Asset Categories                           Average Balances        Interest         Yield/rate
-------------------------                           ----------------        --------         ----------

     Interest-bearing assets
         Loans & direct lease financing                  $124,380            $10,891             8.76%
          (net of unearned discount)
         Investment securities                             54,657              2,738             5.00%

         Federal funds sold & securities purchased          5,885                304             5.17%
     Non-interest-bearing assets
         Cash and due from banks                            7,101                N/A              N/A
         Premises and equipment                             3,788                N/A              N/A
         Other assets                                       2,907                N/A              N/A


Selected Liability Categories
-----------------------------

     Interest-bearing liabilities
        Demand deposits                                 $  41,665            $ 1,465             3.52%
        Savings deposits                                   29,172                921             3.19%
        Time deposits                                      72,339              4,089             5.64%
        Short-term borrowings                                  27                  2             7.41%
     Non-interest-bearing liabilities
        Demand deposits                                    21,320                N/A              N/A
        Other                                               7,673                N/A              N/A


Net interest income                                     $   7,457
Net interest margin                                          4.03%
Average yield on interest-bearing assets                     7.53%
Average rate on interest-bearing liabilities                 4.52%

Other Income

Other income for the twelve month period ended December 31, 1997 totaled $1,935,000 as compared to $2,121,000 for the same period ended 1996, a decrease of $186,000 or 8.77%. Other income for the year ended December 31, 1996 increased from the total in 1995 of $1,914,000 by $207,000. Changes in the level of other income during 1997 is primarily attributable to a net decrease in flood proceeds of $153,000 from 1996 to 1997.

Other Expenses

Other expenses for the twelve month period ended December 31, 1997 totaled $5,934,000 as compared to $6,830,000 for the same period in 1996, a decrease of $896,000 or 13.12%. The decrease is primarily related to a $544,000 decrease in early retirement expenses from 1996 to 1997.

Other expenses for the year ended December 31, 1996 were substantially the same as 1995.


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

The evaluation of the adequacy of the allowance for loan losses includes a consideration of the following factors: the level and trends in loan delinquencies and non-accrual loans; the current and anticipated local, regional and national economic outlook; concentrations of credit risk; historical charge-off and recovery experience; trends in loan classifications; an assessment of inherent risk and overall portfolio quality; and, consideration of PFC Bank's loan origination standards.

Based on this information, management concluded that the Bank's allowance for loan losses was adequate to provide for known and inherent losses which may exist in the loan portfolio as of December 31, 1997.

The provision for loan losses was $80,000 for the twelve month period ended December 31, 1997 and $75,000 for the same period ended December 31. 1996. The allowance for loan losses was $1,249,000 at December 1997, which was $5,000 less than the amount at December 31, 1996, of $1,254,000.

The provision for loan losses for the year ended December 31, 1996 as compared to the year ended December 31, 1995, increased $15,000 from $60,000 or 25.00%. The allowance for loan losses of $1,254,000 at December 31, 1996, was $10,000 more than the amount reported at December 31, 1995.

Management recognizes the need to maintain an adequate reserve to meet the ongoing risks associated with a growing loan portfolio and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio. Net loan charge-offs were $85,000 for the twelve month period ended December 31, 1997. Net loan charge-offs were $64,000 for the year ended December 31, 1996 as compared to $199,000 for 1995.

Non-performing assets at December 31, 1997 were at 76.62% of the allowance for possible loan losses at December 31, 1997. At December 31, 1996, non-performing loans were at 120.89% of allowance for loan losses. Non-performing assets were at 125.88% of the allowance for possible loan losses at December 31, 1995. Non-performing assets consist of loans no longer accruing interest, loans accruing interest past due more than 90 days, restructured loans and other real estate owned (foreclosed assets).

The following table summarizes the loan portfolio and loan charge-offs for the five years ended December 31, 1997.

Loan Loss Summary
(in thousands)


                                                                             Years Ended
                                                 --------------------------------------------------------------------
                                                 12/31/97       12/31/96       12/31/95      12/31/94        12/31/93
                                                 --------       --------       --------      --------        --------
Amount of loans outstanding at end
   of period, net of unearned income             $153,645       $137,304       $114,845       $112,818       $103,867
                                                 ========       ========       ========       ========       ========
Daily average amounts of loans                   $143,529       $124,380       $111,927       $107,758       $101,990
                                                 ========       ========       ========       ========       ========
Allowance for loan losses
   at the beginning of period                    $  1,254       $  1,244       $  1,383       $  1,311       $  1,214
Loans Charged-off:
   Commercial, financial, agriculture                   4              0            113            164             80
   Real - estate construction                           0              0              0              0              0
   Real - estate mortgage                               0              0              0              0             34
   Consumer                                           101            107            110            136            135
   Leasing and other                                    0              0              0              0              0
                                                 --------       --------       --------       --------       --------

         Totals                                       105            107            223            300            215
Recoveries of loans previously charged-off:
   Commercial, financial, agriculture                   8              9             10            148             13
   Real estate - construction                           0              0              0              0              0
   Real estate - mortgage                               0             28              2              2             12
   Consumer                                            12              5             12             30             15
   Leasing and other                                    0              0              0              0              0
                                                 --------       --------       --------       --------       --------
         Totals                                        20             42             24            180             40
                                                 --------       --------       --------       --------       --------
Net loans charged off                            $     85       $     65       $    199       $    120       $    175

Additions to allowance charged
   to operations                                       80             75             60            192            272
                                                 --------       --------       --------       --------       --------
Allowance for loan losses                        $  1,249       $  1,254       $  1,244       $  1,383       $  1,311
                                                 ========       ========       ========       ========       ========
Ratio of net charge-offs during period
   to average loans outstanding                      0.06%          0.05%          0.17%          0.11%          0.17%
Ratio of reserves to net loans at end
   of period                                         0.81%          0.91%          1.08%          1.23%          1.26%

Allocation of Allowance for Loan Losses

Loan Type
   Commercial, financial, agriculture            $    421       $    600       $    600       $    439       $    481
   Real estate - construction/mortgage                100            100            164            193            175
   Consumer and other                                 505            118            140            189            159
   Not allocated                                      223            436            340            562            496
                                                 --------       --------       --------       --------       --------
       Totals                                    $  1,249       $  1,254       $  1,244       $  1,383       $  1,311
                                                 ========       ========       ========       ========       ========

Investment Securities

Investments are second only to the loan portfolio when analyzing the source of PFC's earning assets. In addition to generating revenue, securities provide the primary source of liquidity and also serve as collateral for public deposits. PFC historically invests in U.S. Treasury securities, obligations of U.S. government agencies, obligations of state and political subdivisions, selected corporate notes and equity securities of other local and regional financial institutions. Effective January 1, 1994, PFC adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires PFC to classify investment securities as either held to maturity, available for sale or trading. Management has the ability and intent to hold held-to-maturity securities until maturity. PFC has classified all equity securities as available for sale. Certain of these securities are held in PFC Service Corporation, Inc. There are no securities held in PFC's investment portfolio which are considered trading securities. Under SFAS No. 115, PFC is required to adjust the carrying value of its available-for-sale securities to market value. These unrealized gains (losses) are recognized as an increase (decrease) to the carrying value of such securities; the offset of which is an increase (decrease) to PFC's Stockholder's equity, adjusted for the deferred income tax effects thereof. For the period ended December 31, 1997, PFC's net unrealized gain on available-for-sale securities was $27.1 million. As of December 31, 1996, the net unrealized gain was $14.2 million.

PFC's average securities balance for the twelve month period ended December
31, 1997, was $61.9 million, a $7.2 million or 13.19% increase over the period ended December 31, 1996. After electing to deploy funds available primarily from loan repayments, increases in deposit activity and security maturities into the loan area in 1995 and 1996, management chose to increase the investment portfolio due to pledge needs.

Average federal funds sold and securities sold under agreement to repurchase were $7.6 million and $5.9 million for the year ended December 31, 1997 and 1996, respectively.

Maturity Distribtution of Investment Securities for 1997
(in thousands and excluding SFAS No. 115)



                               No Maturity   Yield  Within 1 Year  Yield   1 to 5 Years   Yield    5 to 10 Years  Yield  Total
                               -----------   -----  -------------  -----   ------------   -----    -------------  -----  -----
U.S. Treasuries/Agencies                              $ 8,097       5.31%    $18,373       6.44%       $2,014      6.55% $28,484
State/Municipal                                           675       3.97%      1,014       4.17%          205      5.44%   1,894
Other Securities                                        1,250       7.67%        750       7.28%            0         0    2,000
Equity Securities                $ 11,662    8.27%                                                                        11,662
                               --------------------------------------------------------------------------------------------------

Totals                           $ 11,662    8.27%    $10,022       5.52%    $20,137       6.35%       $2,219      6.45% $44,040
                                 ========    ====     =======       ====     =======       ====        ======      ====  =======


Short-term Borrowings
(in thousands)


For each period:                             1997                   1996
                                             ----                   ----

Balance at period end                        $  0                   $  0
Weighted average interest rate                  0                   5.67%
Maximum amount outstanding                      0                  2,100
Maximum amount at any month end                 0                      0
Average amount outstanding                      0                     27


Loans

As of December 31, 1997, the net loan portfolio of PFC Bank comprised
63.43% of total consolidated assets as compared with 64.54% for the year ending December 31, 1996.

Traditionally, PFC Bank has been highly dependent on home mortgage lending. While this type of loan comprises a large portion of the loan portfolio, PFC Bank has a wide range of other loans.

While the Bank offers a variety of loans to individual and corporate customers in Armstrong, Clarion and Indiana Counties of Pennsylvania, they concentrate their lending activities in residential mortgages in their local market area. These loans comprised approximately 66.53% of PFC Bank's gross loan portfolio as of December 31, 1997. As of that date, the remainder of the portfolio was made up of real estate construction loans comprising loans of 1.28%, commercial and agricultural loans of 11.19%, consumer loans of 18.65%; and, other loans comprising 2.35% of the loan portfolio. Although PFC Bank has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens located in the Bank's lending areas, there is no concentration of loans to borrowers engaged in similar economic activities which exceed 10% of the loans at December 31, 1997.

The risks associated with the various types of loans placed by PFC Bank are varied. The practices employed by the Bank in addressing these risks constantly evolves in response to economic conditions.

With respect to secured real estate lending, PFC Bank has traditionally placed heavy reliance on collateral value but has tightened its lending policies and is placing more reliance on the borrower's ability to repay. Because the Bank's market is comprised largely of an outlying but moderately prosperous section of Pennsylvania, PFC Bank has been somewhat cushioned from the real estate recessions as well as real estate booms, leaving values at very conservative levels through the years. The Bank experienced a decrease in non-performing assets from 1996 to 1997 of $559,000 or 36.87%. Foreclosed assets, non-accrual loans and loans 90 days or more past-due decreased by 36.96%, 34.64% and 43.55%, respectively. The tightening of lending policies has not decreased loan demand. In fact, total loans as of December 31, 1997, have increased over the balances at December 31, 1996, but management believes that the composition of the portfolio has improved. The Bank intends to continue its policy of performing formal credit analyses in support of loan requests.

PFC's total consolidated loans (net of unearned income and the allowance for loan losses) at December 31, 1997, were $152,396,000, an increase of $16,346,000 or 12.01% as compared to $136,050,000 at December 31, 1996. The
December 31, 1996, balance increased $22,449,000 or 19.76% over the year ended December 31, 1995. The increase in 1997 was due primarily to increases in residential loans and commercial loans. The increase in 1996 over 1995 was due primarily to an increase in residential loans, changes in PFC's pricing structure relative to the marketplace, and a general increase in loan demand due to the economic environment.

(in thousands and net of unearned income, but not the allowance for loan losses)



                                        12/31/97      12/31/96      12/31/95      12/31/94      12/31/93
                                        ----------------------------------------------------------------
Commercial, financial, agriculture      $ 17,200      $ 13,859      $  9,918      $  7,555      $  7,871
Real estate - construction                 1,966         2,558           947         1,002         1,368
Real estate - mortgage                   102,222        90,129        71,038        73,992        65,509
Consumer                                  28,646        27,774        30,303        28,403        25,974
Other                                      3,611         2,984         2,639         1,866         3,145
                                        --------      --------      --------      --------      --------
   Totals                               $153,645      $137,304      $114,845      $112,818      $103,867
                                        ========      ========      ========      ========      ========

Percent of loan Categories to Total Loans

                                           12/31/97     12/31/96     12/31/95     12/31/94     12/31/93
                                           ------------------------------------------------------------
Commercial, financial, agriculture          11.19%       10.09%        8.63%        6.70%        7.58%
Consumer/Other                              21.00%       22.40%       28.69%       26.83%       28.03%
Real estate                                 67.81%       67.51%       62.68%       66.47%       64.39%
                                           ------       ------       ------       ------       ------
                                           100.00%      100.00%      100.00%      100.00%      100.00%
                                           ======       ======       ======       ======       ======

Maturity Table as of December 31, 1997

                        Due
                   1 year or less     1 - 5 years    After 5 years   Totals
                  -----------------------------------------------------------

Floating rate          $  2,044         $      0       $      0     $  2,044
Fixed rate               31,182           61,739         58,680      151,601
                       --------         --------       --------     --------
                       $ 33,226         $ 61,739       $ 58,680     $153,645

Non-Performing Assets

The table below presents non-performing assets at December 31, 1997, 1996, 1995, 1994 and 1993. Management is not aware of any significant loans outstanding which are current, but for which there is a serious doubt as to whether the customer can comply with loan repayment terms.

PFC Bank's non-performing assets consist of: (i) non-accrual loans; (ii) loans past due 90 or more days as to interest or principal and still accruing interest; (iii) restructured loans; and, (iv) other real estate acquired through foreclosure, including in-substance foreclosures.

As part of its policy, PFC Bank places all loans that are past due 90 days or more on non-accrual status, unless they are adequately capitalized and in the process of collection.

Properties acquired by foreclosure, or deed in lieu of foreclosure, and properties classified as in-substance foreclosed are transferred to other real estate and recorded at the lower of cost or fair value, less estimated disposal costs. This method of accounting is consistent with the American Institute of Certified Public Accountants' Statement of Position 92-3, Accounting for Foreclosed Assets (SOP 92-3). Management of PFC believes that the adoption of SOP 92-3 has not had a material impact on the financial statements of PFC Bank



Non-Performing Assets
(in thousands)



                                           12/31/97    12/31/96    12/31/95    12/31/94    12/31/93
                                           --------------------------------------------------------
Non-accrual loans                            $  217      $  332      $  498      $  518      $  718
Accruing loans past due 90 days or more         451         799         819         416         418
Restructured loans                              144         155         167          83         176
Other real estate                               145         230          82         271         163
                                             ------      ------      ------      ------      ------
   Totals                                    $  957      $1,516      $1,566      $1,288      $1,475
                                             ======      ======      ======      ======      ======


                                         12/31/97 12/31/96 12/31/95 12/31/94 12/31/93
                                         --------------------------------------------
Interest income which would have been
recorded under original terms               $26      $27      $32      $34      $65
Interest income recorded during period        4        9       14       21       34
Commitments to lend additional funds        N/A      N/A      N/A      N/A      N/A

Deposits

PFC Bank continues to rely upon deposits as its primary source of funds. Deposits consist of interest bearing and non-interest bearing demand deposits, savings deposits and time deposits.

The table below presents average daily deposits and interest rates and maturities of time deposits of $100,000 or more for the years ended December 31, 1997, and 1996.

(in thousands)


Deposits

                                              Average Amount             Average Rate
                                          ----------------------------------------------
                                            1997          1996        1997       1996
                                          ----------------------------------------------
Non-interest bearing demand deposits      $ 23,113      $ 21,320      --         --
Interest bearing demand deposits            45,058        41,665      3.53%      3.52%
Savings deposits                            28,353        29,172      3.18%      3.19%
Time deposits                               87,246        72,339      5.73%      5.64%
                                          --------       -------
   Totals                                 $183,770       164,496

                                          ========       =======

Maturities of Time Deposits of $100,000 or more

                                                     1997              1996
                                                    -------          -------
Three months or less                                $12,626          $ 6,710
Over three through twelve months                     13,246            6,393
Over 1 year through 5 years                           7,208            9,898
Over 5 years                                           --                100
                                                    -------          -------

   Totals                                           $33,080          $23,101

PFC's consolidated deposits balance as of December 31, 1997 was $190,573,000, which was a $14,308,000 increase over December 31, 1996's balance of $176,265,000. The majority of the deposit growth experienced in 1997 occurred in time deposits.

Liquidity

PFC Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective and timely manner.

PFC Bank's principal sources of funds are deposits, scheduled payments and pre-payments of loan principal, maturities of investment securities and short-term investments, and other funds provided by operations. While loan payments and maturing investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. In order to meet the cash needs for 1997, PFC Bank maintained an average balance of federal funds sold of $7.6 million for the 12 months ended December 31, 1997, as compared to $5.9 million at December 31, 1996. At December 31, 1997, PFC held $10.0 million of investment securities and $31.2 million of loans maturing in less than one year. PFC Bank has the option to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank. The Bank also relies on the sale of bank equities as a secondary source of liquidity through the planned taking of capital gains. Management believes that the Bank's liquidity position is adequate at the present time.

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

The difference between interest sensitive assets and liabilities (i.e., balance sheet gap) cannot solely be used to control interest rate sensitivity. Interest rates themselves must be monitored and adjusted to maintain an acceptable return on assets. Management's ability to forecast and simulate rate movements allows changes to be made quickly and advantageously. Although management recognizes PFC Bank's short-term, highly liability sensitive position, it continues to evaluate its earning assets versus liabilities to reduce this gap. Management believes the gap ratio, as indicated in the table below, is acceptable. Management's study of the Bank's primary core deposit base revealed that even in times of interest rate fluctuation, the base has remained stable. As a result, management believes that these core deposits (demand, NOW and savings accounts) are not necessarily tied to interest rate sensitivity


Interest Sensitivity Cumulative Gap Analysis
(in thousands)

                                                                   December 31, 1997
                                              0-3                0-6                0-12               0-5
Assets:                                     Months              Months             Months             Years
                                           --------            --------           --------           --------
Investment Securities                       $ 7,890             $ 9,640           $ 10,022           $ 30,244
Loans                                         9,539              17,704             31,182             95,304
Federal Funds sold                            4,075               4,075              4,075              4,075
Other                                            35                  35                 35                 35
                                           --------            --------           --------           --------
   Total Earning Assets                    $ 21,539            $ 31,454           $ 45,314           $129,658
                                           ========            ========           ========           ========

Liabilities:
NOW Accounts                               $  7,693            $  7,693           $  7,693           $  7,693
MMDA                                         14,961              14,961             14,961             14,961
> $100,000                                   12,626              19,704             25,872             33,080
< $100,000                                   13,862              29,744             39,050             58,921
                                           --------            --------           --------           --------
Total interest-bearing liabilities         $ 49,142             $72,102           $ 87,576           $114,655
                                           ========            ========           ========           ========


Cumulative gap                              (27,603)            (40,648)           (42,262)            15,003
Cumulative gap ratio                            .44                 .44                .52               1.13

Peoples Financial Corp., Inc.
Changes in Interest Income/Expense
(in thousands)                                                                  December 31
                                                                               1997  vs. 1996
                                                                             Increase/Decrease due
                                                                               to change in
                                                               -------------------------------------------------
Interest income on:                                              Volume                 Rate               Net
                                                               ----------             --------          --------
     Loans                                                     $    1,677             $   (245)         $  1,432
     Investment securities                                            357                 (263)              94
     Tax-free investment securities                                     0                    0                0
     Federal funds sold and securities purchased                       91                   22              113
                                                               ----------             --------          --------
Total interest-earning assets                                  $    2,125             $   (486)         $  1,639
                                                               ==========             ========          =======
Interest expense on:
     Demand deposits                                           $      120             $      5          $    125
     Savings deposits                                                 (17)                  (3)              (20)
     Time deposits                                                    822                   87               909
Short-term borrowings                                                   0                    0                 0
                                                               ----------             --------          --------
         Total interest-bearing liabilities                    $      925             $     89          $  1,014
                                                               ==========             ========          ========

                                                                                December 31
                                                                               1996  vs. 1995
                                                                             Increase/Decrease due
                                                                               to change in
                                                               -------------------------------------------------
Interest income on:                                              Volume                 Rate               Net
                                                               ----------             --------          --------
     Loans                                  `                  $   1, 106             $   (159)         $    945
     Investment securities                                            235                 (347)             (112)
     Tax-free investment securities                                     0                    0                 0
     Federal funds sold and securities purchased                      (30)                 (40)              (70)
                                                               ----------             --------          --------
         Total interest-earning assets                         $      328             $    427          $    765
                                                               ==========             ========          ========
Interest expense on:
 Demand deposits                                               $      106             $    (17)         $     89
     Savings deposits                                                 (20)                  (9)              (29)
     Time deposits                                                    197                  (51)              146
     Short-term borrowings                                            (48)                  20               (28)
                                                               ----------             --------          --------
         Total interest-bearing liabilities                    $      235             $    (57)         $    178
                                                               ==========             ========          ========

                                                                                December 31
                                                                               1995  vs. 1994
                                                                             Increase/Decrease due
                                                                               to change in
                                                               -------------------------------------------------
Interest income on:                                              Volume                 Rate               Net
                                                               ----------             --------          --------
     Loans                                                     $      188             $    318          $    506
     Investment securities                                           (203)                 (52)             (255)
     Tax-free investment securities                                     0                    0                 0
     Federal funds sold and securities purchased                      243                 (118)              125
                                                               ----------             --------          --------
         Total interest-earning assets                         $      228             $    148          $    376
                                                               ==========             ========          ========
     Interest expense on:
     Demand deposits                                           $       (9)            $      0          $     (9)
     Savings deposits                                                 (85)                  31               (54)
     Time deposits                                                    527                  605             1,132
     Short-term borrowings                                            (55)                   0               (55)
                                                               ----------             --------          --------
         Total interest-bearing liabilities                    $      378             $    636          $  1,014
                                                               ==========             ========          ========

Capital Resources

Capital resources are provided by common stock, capital surplus and retained earnings. The objective of management is to emphasize current and future capital needs based upon anticipated growth.

PFC Bank has historically maintained an adequate capital position. The regulations of the FDIC require it to maintain a Leverage Ratio, Tier I Capital to Risk-Weighted Assets Ratio, and a Total Capital to Risk-Weighted Asset Ratio of 3%, 4%, and 8%, respectively. PFC Bank exceeds each of these ratios as shown in the following table representing PFC Bank at December 31, 1997, not including SFAS No. 115.

                                    PFC Bank

Leverage Ratio                        8.33%

Tier I Capital to Risk
Weighted Assets                      12.30%

Total Capital to Risk
Weighted Assets                      13.10%


Return on Equity and Assets
(not including SFAS No. 115)

                                                     12/31/97    12/31/96    12/31/95   12/31/94
                                                     --------    --------    --------   --------
Return on Assets
 (net income divided by avg total assets)              1.45%       1.13%       0.76%       0.98%

Return on Equity
  (net income divided by average equity)              16.19%      11.90%       7.22%       7.49%

Equity to assets ratio
 (average equity divided by avg total assets)          9.15%       9.54%      10.56%      13.15%



ITEM 7 - FINANCIAL STATEMENTS

The financial statements required by this Item are set forth at Exhibit 13, and incorporated herein by reference.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

No changes or significant disagreements occurred in 1997.

                                    Part III

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

     The following information details the age, principal business experience during the past five years, the period during which the person has served, the position and office that each person has held with PFC or PFC Bank, a description of the family relationships among the directors and the executive officers, and any material legal proceedings involving the director within the last five years. Each director was elected in 1997 to serve a one-year term.

     Frank T. Baker, Ph.D. (Age 62). Dr. Baker is Chairman of PFC and PFC Bank. He has served as a director of PFC since its formation in 1984, a director of Peoples since 1973 and as a director of PFC Bank since 1995. Dr. Baker retired as a professor at Indiana University of Pennsylvania in 1996.

     Marlin F. Foreman (Age 94). Mr. Foreman has been retired for more than five years. He has served as a director of PFC since its formation in 1984 and has served as a director of Peoples since 1977. Mr. Foreman has served as a director of PFC Bank since 1995.

     Darl Hetrick (Age 75). Mr. Hetrick is a partner of Hetrick Farm Supply. He has served as a director of Peoples since 1993. He also served as director of the merged New Bethlehem Bank since 1983 and as Vice President of New Bethlehem Bank from 1986 until its merger. Mr. Hetrick has served as a director of PFC Bank since 1995.

     Francis E. Kane (Age 78). Mr. Kane has been retired for more than five years. He has served as a director of PFC since its formation in 1984 and has served as a director of Peoples since 1955. Mr. Kane has served as a director of PFC Bank since 1995.

     Raleigh B. Robertson (Age 69). Mr. Robertson is President and CEO of PFC and PFC Bank. He has served as a director of PFC and Peoples since 1993. He has served as a director of PFC Bank since 1995. He also served as director of the merged New Bethlehem Bank. Mr. Robertson is the father of Raleigh B. Robertson, Jr.

     William H. Toy (Age 68). Mr. Toy is self-employed in the dry cleaning and wholesale linen business. He has served as a director of PFC and Peoples since 1992. He has served as a director of PFC Bank since 1995.

     Brian Henry (Age 44). Mr. Henry is self-employed in the health care industry. He serves as Secretary of PFC and PFC Bank. He has served as a director of PFC and PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank.

     Raleigh B. Robertson, Jr. (Age 46). Mr. Robertson is a partner in R.B. Robertson & Son, a gas and oil business. He has served as a director of PFC and PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank. He is the son of Raleigh B. Robertson.

     J. Jack Sherman ( Age 60). Mr. Sherman is President of Sherman Enterprises, Inc. He has served as a director of PFC and PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank.

     Howard H. Shreckengost (Age 60). Mr. Shreckengost is employed by the Char-Val Candy Company. He has served as a director of PFC and PFC Bank since 1995. He also served as a director of the merged New Bethlehem Bank.

     James L. Kifer (Age 36). Mr. Kifer is Executive Vice President of PFC and PFC Bank. He has been employed with PFC Bank since 1995 and New Bethlehem Bank since 1984.


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

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Corporation believes that during the period January 1, 1997 through December 31, 1997, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 10 - EXECUTIVE COMPENSATION

     The following table provides information concerning the aggregate annual remuneration of the highest paid persons (exceeding $100,000) who were officers or directors of PFC and PFC Bank during 1996.

                           Summary Compensation Table
                         Annual Compensation 1995 - 1997

         NAME             TITLE        YEAR   SALARY       BONUS      OTHER
         ----             -----        ----   ------       -----      -----

Raleigh B. Robertson   Chairman/CEO    1997   130,893    72,000.00   83,308 (1)
                                       1996    62,330    40,000.00   47,084 (2)
                                       1995       --     42,000.00   86,977 (3)


(1)  Contingent compensation based on a three (3) year employment agreement

(2)  Includes $38,000 appraisal fees and $9,084 in Directors fees.

(3) Includes $36,000 Consulting Fee, $32,914 appraisal fees, and $18,063 in Directors Fees.

Employment Contract

On September 1, 1997, the Corporation, the Bank and R.B. Robertson,
President and Chief Executive Officer of the Corporation and the Bank, entered into an employment agreement for a term of three (3) years, after which term Mr. Robertson shall be a consultant to the Corporation and the Bank for up to three
(3) years (the "Agreement"). The Agreement specifies Mr. Robertson's position and duties, compensation and benefits. The Agreement also sets forth certain indemnification and termination provisions and contains a non-competition clause and a confidentiality provision.

Under the terms of his Agreement, Mr. Robertson serves as the President and Chief Executive Officer of the Corporation and of the Bank and as a member of the Boards of Directors of the Corporation and of the Bank. In 1997, and pursuant to the Agreement, Mr. Robertson was entitled to an annual direct salary of $130,893, contingent compensation of $83,333.33, and was entitled to purchase up to 6,536 shares of common stock of the Corporation at $38.25 per share, pursuant to the terms of a stock option agreement. In addition, the Boards of Directors of the Corporation and the Bank have discretion to pay a periodic bonus to Mr. Robertson. Mr. Robertson is not entitled to receive director's fees or other compensation for serving on the Corporation's and the Bank's Boards of Directors or the committees thereof. Mr. Robertson is also entitled to receive the employee benefits made available by the Bank to its employees.

The Agreement also provides that if Mr. Robertson's employment is terminated by the Corporation or the Bank, due to death, disability or for cause (as defined therein), then he is entitled to the full annual direct salary through the date of termination. If Mr. Robertson's employment is terminated by the Corporation or the Bank, other than pursuant to death, disability or for cause (as defined therein), then he is entitled to his full annual direct salary from the date of termination through the last day of the term of the Agreement, or an amount equal to his current annual direct salary, whichever is greater. If Mr. Robertson terminates his employment for good reason (as defined therein) then he is entitled to an amount equal to his direct annual salary. If Mr. Robertson's employment is terminated as a result of a change in control (as defined therein), then he is entitled to receive a lump sum payment equal to
2.99 times his then current direct annual salary (as defined therein) and will continue his eligibility to participate in all employee benefit plans and programs in which he was previously entitled to participate.

PFC Bank provides life insurance for all of its employees at the rate of two times their annual salaries.

The following table provides information concerning Board of Director fees, bonuses and committee fees for the year ended December 31, 1997, of all directors of PFC and PFC Bank.

Directors Compensation 1997

                         DIRECTOR        OFFICER  LOAN COMMITTEE                TOTAL
      NAME                 FEE             FEE         FEE        BONUS         FEES
      ----                 ---             ---         ---        -----         ----
Frank T. Baker             7,560            0        7,008        9,000       23,568

Frank L. Doverspike        5,670            0        5,256            0       10,926

C. Edward Dunmire          1,890            0            0            0        1,890

E. Andrew Dunmire          1,890            0            0            0        1,890

David P. Fennell           1,890            0            0            0        1,890

Marlin Foreman             7,560            0            0        4,000       11,560

Brian Henry                7,560       12,000            0       11,000       30,560

Darl Hetrick               7,560        3,600        7,008        8,000       26,168

Francis Kane               7,560            0            0        4,000       11,560

R.B. Robertson                 0            0            0            0            0

R.B. Robertson, Jr         7,560            0        7,008        8,000       22,568

Howard Shreckengost        7,560            0        7,008        2,000       16,568

J. Jack Sherman            7,560            0            0        7,000       14,560

William H. Toy             7,560            0        7,008        9,000       23,568
                         -------      -------      -------      -------      -------
                          79,380       15,600       40,296       62,000      197,276


Additional information required by this Item 10 is set forth on pages 6 through 8 of PFC's Proxy Statement, which is [attached hereto, as Exhibit 99, and] incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 1998, the name and address of each person who owns of record or who is known by the management of PFC to be the beneficial owner of more than five percent of the PFC Common Stock outstanding, the number of shares beneficially owned by such person and the percentage of PFC Common Stock owned. As of December 31, 1997 and March 1, 1998, there were 882,168 shares of PFC Common Stock outstanding.


                                                                Percent of
                                           Number of           Outstanding
                                             Shares             PFC Common
                                          Beneficially       Stock Beneficially
         Name and Address                    Owned                 Owned
         ----------------                    -----                 -----

J. Jack Sherman                              99,351                11.26%
PO Box 324
Tionesta, Pennsylvania  16353

C. Edward Dunmire                            67,304                 7.63%
425 Pine Hill Road
Kittanning, Pennsylvania  16201

Howard H. Shreckengost                       61,466                 6.97%
406 Vine St.
New Bethlehem, Pennsylvania  16242

The following table sets forth, as of March 1, 1998, the amount and percentage of PFC Common Stock outstanding and beneficially owned by each director and executive officer of PFC and by all such persons as a group. The address for each is Ford Street and Fourth Avenue, Ford City, Pennsylvania, 16226. R.B. Robertson and R.B. Robertson, Jr. are father and son. R.B. Robertson is President and Chief Executive Officer, Frank T. Baker is Chairman of the Board and James L. Kifer is Executive Vice President. As a group, these persons own collectively 297,121 shares or approximately 33.68% of the PFC Common Stock outstanding as of March 1, 1998.

  Name of Individual                 Amount and Nature
   or Identity of                       of Beneficial        Percent
        Group                             Ownership         Ownership
        -----                             ---------         ---------

Frank T. Baker                           37,665               4.27%

Marlin F. Foreman                        10,440               1.18%

Brian Henry                                 100               0.01%

Darl Hetrick                             31,520               3.57%

Francis E. Kane                           6,111               0.69%

James L. Kifer                              233               0.03%

Raleigh B. Robertson                     14,189 (1)           1.61%

Raleigh B. Robertson, Jr                 27,294 (1)           3.09%

J. Jack Sherman                          99,351              11.26%

Howard H. Shreckengost                   61,466               6.97%

William H. Toy                           20,860               2.36%

(All Officers and Directors as          297,121              33.68%
a Group, 11 Persons in Total)

Additional information on stock ownership is set forth in the footnotes on Page 4 of PFC's Proxy Statement, which is [attached hereto, as Exhibit 99, and] incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PFC Bank has a policy of granting loans to eligible directors, officers, employees and members of their immediate families. Loans are made in the ordinary course of business and on the same terms, including collateral requirements and interest rates, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collection. The table below sets forth information concerning each loan made by PFC Bank to executive officers, directors and major shareholders, for which a loan balance was outstanding at any time since January 1, 1997.



                                                   LARGEST AMOUNT
                                      DATE OF        OUTSTANDING           BALANCE
NAME                 POSITION          LOAN       SINCE JAN. 1, 1997    DEC. 31, 1997
----                 --------          ----       ------------------    -------------
C. Edward Dunmire    Major Shareholder various          73,186                -0-
Frank T. Baker       Chairman          1993             52,003              45,989
Brian Henry          Secretary         1995            197,100             188,228(1)
Darl Hetrick         Director          various         186,385             156,192(2)

(1)  Includes loans to Ray-War Holdings, Inc., of $137,120 and $51,108
(2) Comprised primarily of third party receivables associated with equipment sales by Mr. Hetrick's farm supply business. The receivables were purchased by PFC Bank from Mr. Hetrick with recourse to Mr. Hetrick in the event of non-payment by the equipment purchaser.

ITEM 13 - EXHIBIT AND REPORTS ON FORM 8-K.

         (a) The following Exhibits are filed herewith, or incorporated by reference as a part of this Report:
                  3(i)     Registrant's Articles of Incorporation.
                           (Incorporated  by Reference to  Registrant's  January
                           27, 1995, filing of Form S-4.)
                  3(ii)    Registrant's By-Laws.
                           (Incorporated  by Reference to  Registrant's  January
                           27, 1995, filing of Form S-4.)
                  10(i)    Agreement between R.B. Robertson and Bank.
                           (Incorporated by Reference to the Registrant's
                           September 30, 1997 filing of Form 10-QSB.)
                  10(ii)   Settlement Agreement.
                           (Incorporated by Reference to the Registrant's
                           December 31, 1996 filing of Form 10-KSB.)
                  10(iii)  General Release.
                           (Incorporated by Reference to the Registrant's
                           December 31, 1996 filing of Form 10-KSB.)
                  11       Statement re:  Computation of Earnings Per Share.
                           (Refer to Exhibit 13, page 3, Consolidated Statement
                           of Income.)
                  13       Annual report to Security Holders.
                           (Included with Financial Statements, which are
                           attached as Exhibit 13 hereto.)
                  21       Subsidiaries of the Registrant.
                  23       Consent of Independent Auditors.
                  27       Financial Data Schedule.
                  99       Proxy Statement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            Peoples Financial Corp., Inc.
                                              (Registrant)


March 23, 1998                                   By  /s/  R.B. Robertson
                                                     --------------------------
                                                          R.B. Robertson
                                                          President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date

/s/ R.B. Robertson                  President/CEO                               March 23, 1998
-------------------------------     and Director
R.B. Robertson

/s/ Darl Hetrick                    Vice President and Director                 March 23, 1998
-------------------------------
Darl Hetrick

/s/ William H. Toy                  Director                                    March 23, 1998
-------------------------------
William H. Toy

/s/ Howard H. Shreckengost          Director                                    March 23, 1998
-------------------------------
Howard H. Shreckengost

/s/ Francis E. Kane                 Director                                    March 23, 1998
-------------------------------
Francis E. Kane

/s/ Brian Henry                     Secretary and                               March 23, 1998
-------------------------------     Director
Brian Henry

/s/ Marlin  Foreman                 Director                                    March 23, 1998
-------------------------------
Marlin  Foreman

/s/ R.B. Robertson, Jr.             Director                                     March 23, 1998
-------------------------------
R.B. Robertson, Jr.

/s/ Frank T. Baker                  Chairman/Director                           March 23, 1998
-------------------------------
Frank T. Baker

/s/ J. Jack Sherman                 Director                                    March 23, 1998
-------------------------------
J. Jack Sherman

/s/ James L. Kifer                  Executive Vice President                    March 23, 1998
-------------------------------     Principal Financial Officer
James L. Kifer                      Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                       PAGE NO.
                                                                    IN MANUALLY
                                                                         SIGNED
                                                                    EXHIBIT NO.
                                                                       ORIGINAL



3(i)     Registrant's Articles of Incorporation.
         (Incorporated  by Reference to Registrant's  January 27, 1995,
         Filing of Form S-4.)
3(ii)    Registrant's By-Laws.
         (Incorporated by Reference to  Registrant's  January 27, 1995,
          filing of Form S-4.)
10(i) Agreement between R.B. Robertson and Bank. (Incorporated by Reference to the Registrant's September 30, 1997 filing of
         Form 10-QSB.)
10(ii)   Settlement Agreement.
         (Incorporated  by Reference to the  Registrant's  December 31,
         1996 filing of Form 10-KSB.)
10(iii)  General Release.
         (Incorporated  by Reference to the  Registrant's  December 31,
         1996 filing of Form 10-KSB.)
 11      Statement re:  Computation of Earnings Per Share.
         (Refer to Exhibit 13, page 3, Consolidated Statement of Income.)
 13      Annual report to Security Holders.                                   36
         (Included with Financial Statements, which are attached as
         Exhibit 13 hereto.)
 21      Subsidiaries of the Registrant.                                      66
 23      Consent of Independent Auditors.                                     67
 27      Financial Data Schedule.                                             68
 99      Proxy Statement.                                                     70