Form 10QSB
period 1998-03-31
PEOPLES FINANCIAL CORP INC /PA/
filed 1998-05-12
CIK 936948

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998
                                        ---------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

          Commisson file number 33-88802
                               ----------

                         PEOPLES FINANCIAL CORP., INC.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)


     Pennsylvania                                           25-1469914
  ____________________________________________________________________________
     (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

     Ford Street and Fourth Avenue, Ford City, PA  16226
  ____________________________________________________________________________
                    (Address of principal executive offices)

     (412) 763-1221
  ____________________________________________________________________________
   (Issuer's telephone number)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates: May 1, 1998
                                                  -------------

     As of May 1, 1998, there were 882,168 shares of the Registrant's common stock, $0.30 par value, outstanding.

     Transitional Small Business disclosure Format (check one): Yes [  ]  No [X]

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX                                                                    PAGE

PART 1.   FINANCIAL STATEMENTS

     ITEM 1.  Consolidated  Balance  Sheets - March  31,  1998
              (unaudited)  and December 31, 1997                           1

              Consolidated Statements of Income -
              Three months ended March 31, 1998 and 1997 (unaudited)       2

              Consolidated Statements of Cash Flows -
              Three months ended March 31, 1998 and 1997 (unaudited)       3

              Notes to Consolidated Financial Statements                   4

     ITEM 2.  Management's Discussion and Analysis of Financial
              Conditions and Results of Operation                          5

PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                           9

     ITEM 2.   Changes in Securities                                       9

     ITEM 3.   Defaults Upon Senior Securities                             9

     ITEM 4.   Submission of Matters to a Vote of Security Holders         9

     ITEM 5.   Other Information                                           9

     ITEM 6.   Exhibits and Reports on Form 8-K                            9

     SIGNATURES                                                           11

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(See Accountant's Compilation Report)

                                             March 31,
                                             1998                December 31,
ASSET                                        (Unaudited)              1997
                                             ----------          ------------
     Cash and due from banks                 $  8,632,609        $  7,003,534
     Federal funds sold                         9,000,000           4,075,000
     Available-for-sale Securities             40,704,837          38,069,171
     Held-to-maturity Securities               31,994,078          32,378,224
     Federal Home Loan Bank Stock                 740,200             740,200
     Loans receivable, net                    156,573,712         152,395,769
     Premises and equipment, net                3,354,743           3,459,173
     Other assets                               2,698,525           2,149,627
                                             ------------        ------------
          Total Assets                       $253,698,704        $240,270,698
                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing               $ 23,321,361        $ 23,343,039
          Interest bearing                    176,863,984         167,229,668
                                             ------------        ------------
          Total Deposits                      200,185,345         190,572,707

     Accrued interest and other liabilities    13,801,450          12,285,041
                                             ------------        ------------
          Total Liabilities                   213,986,795         202,857,748

STOCKHOLERS' EQUITY
     Common stock, par value                      264,650             264,650
     Additional paid-in capital                 3,932,656           3,932,656
     Retained earnings                         15,846,752          15,298,374
     Unrealized holding gains on
       securities available for sale           19,667,851          17,917,270
                                             ------------        ------------
          Total stockholders' equity           39,711,909          37,412,950
                                             ------------        ------------

   Total Liabilities and Stockholders equity $253,698,704        $240,270,698
                                             ============        ============

     The accompanying notes are an integral part of thises consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             Three Months Ended March 31,
Interest Income                                   1998           1997
                                             -------------    -----------
     Loans                                   $  3,345,024      $  2,893,478
     Investment securities                        715,665           645,079
     Interest-bearing deposits                     32,665               465
     Federal funds sold                            72,526           110,688
                                             ------------      ------------
          Total interest income                 4,165,880         3,649,710

Interest Expense
     Deposits                                   2,006,908         1,766,695
                                            -------------      ------------

Net Interest Income                             2,158,972         1,883,015

Provision for Loan Losses                          30,000            20,000
                                            -------------      ------------

Net Interest Income after Provision for
  Loan Losses                                   2,128,972         1,863,015

Other Income
     Service fees                                 160,210           187,950
     Net investment gains                         236,212           199,696
     Other                                          7,609           227,767
                                            -------------      ------------
                                                  404,031           615,413

Other Expenses
     Salaries                                     525,274           536,884
     Pension and other employee benefits          209,348           139,863
     Occupancy expense                            269,842           255,590
     Legal & professional                          56,173            39,242
     Regulatory Fees                               13,745            13,308
     Data Processing                               43,557            57,741
     Other                                        379,819           452,468
                                           --------------      ------------
                                                1,497,758         1,495,096

Income Before Income Taxes                      1,035,245           983,332

Provision for Income Taxes                        266,325           198,418
                                          ---------------      ------------
Net Income                                 $      768,920   $       784,914
                                          ===============   ===============
Net Income per Share of Common Stock       $         0.87   $          0.89
                                          ===============   ===============
Net Income per Share of Common Stock       $         0.87   $          0.89
  (fully diluted)                         ===============   ===============
Shares Used in Computing Net Income
  per Share of Common Stock   $  0.89      $      882,168   $       879,990
                             ========     ===============   ===============

     The accompanying notes are an integral part of these consolidated financial statements.


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES             1998             1997
                                             -------------      --------
Net Income                                   $   768,920       $   784,914
Adjustments to reconcile net cash from
 operating activities:
Depreciation and amortization                    129,373           158,932
Net accretion/amortization of premiums
 and discounts                                    (4,510)           (1,888)
Gain on sale of investments                     (236,211)         (199,696)
Provision for loan losses                         30,000            20,000
Loss on sale/disposal of assets                   (1,095)            6,688
Reinvestment stock dividends                     (12,811)          (19,465)
Increase (decrease) in cash due to changes in
 assets and liabilities:
     Other assets                               (315,877)          (27,366)
     Accrued interest and other liabilities      383,048           481,497
                                             ------------     -------------
  Net Cash from Operating Activities             740,837         1,203,616

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of securities available
     for sale                                    253,041           344,875
 Proceeds from maturities held to maturity     7,995,262         1,445,000
 Purchase of securities held to maturity      (7,577,905)       (3,964,375)
 Purchase of securities available for sale             0                 0
 Net purchases of FHLB Stock                           0          (170,700)
 Net loans made to customers                  (4,220,400)         (724,285)
 Premises and equipment expenditures             (36,104)          (80,923)
                                             ------------      ------------
     Net Cash Used by Investing Activities    (3,586,106)       (3,150,408)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                      9,619,886         5,283,138
 Proceeds from issuance of common stock                0                 0
 Dividends paid                                 (220,542)         (211,198)
                                             ------------      ------------
Net Cash from Financing Activities             9,399,344         5,071,940
                                             ------------      ------------
Net Cash in Cash and Cash Equivalents          6,554,075         3,125,148

Cash and Cash Equivalents at Beginning of
 Period                                       11,078,534        16,269,707
                                            ------------       -----------
Cash and Cash Equivalents at End of Period   $17,632,609       $19,394,855
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

NOTE C - RECLASSIFICATIONS Certain previously reported items have been reclassified to conform with the current period's classifications. These reclassifications have no effect on total assets, total liabilities, stockholders' equity, and net income.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the three months ended March 31, 1998, the Corporation's total assets increased over December 31, 1997 by more than $13.4 million resulting primarily from increases of approximately $4.9 million in Federal Funds Sold, $4.2 million in net loans, and $2.6 million in available-for-sale securities.

The increase in total liabilities of approximately $11.1 million from December 31, 1997 to March 31, 1998 is primarily attributable to increases in deposits of over $9.6 million in the three-month period ended March 31, 1998.

As of March 31, 1998, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non- performing loans to total assets of 0.34% as compared to a ratio of 0.40% as of the end of December 31, 1997. Included in the first quarter, non-performing loan totals were loans totaling $858,000 that were delinquent more than 90 days and held on non-accrual status. At March 31, 1998, the allowance for possible loan losses was $1,244,000, which represented 0.79% of net loans as compared to 0.81% at the end of the previous calendar year. Non-performing loans totaled 15.85% of the allowance for possible loan losses, as compared to 17.37% at December 31, 1997.

In management's opinion, the allowance for possible loan losses at March 31, 1998 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the three-month period ended March 31, 1998, the Corporation recognized net income of $769,000, a decrease of $16,000 over the same period of the prior year.

The operating results of the Corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank also has the benefit of a substantially appreciated available-for- sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the three-month period ended March 31, 1998 was $4.2 million, an increase of $516,000 from the three-month period ended March 31, 1997. This increase is attributed to a $452,000 increase in interest on the loan portfolio. Interest expense for the three-month period ended March 31, 1998 was approximately $2.0 million, a $0.2 increase over the same three-month period ended March 31, 1997. Management attributes this increase primarily to the $9.6 million increase in interest bearing deposits since December 31, 1997.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the provision resulting in adjustment to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the three-month period ended March 31, 1998, PFC Bank provided $30,000 to the provision for loan losses as compared to $20,000 for the same period in the previous year. Net charge-offs for the three-month period ended March 31, 1998 amounted to $34,000 as compared to $8,000 for the three month period ended March 31, 1997.

Other Income

Other income for the three-month period ended March 31, 1998 was approximately $404,000, a decrease of approximately $211,000 over the three-month period ended March 31, 1997. This decrease is directly attributable to flood insurance proceeds of $206,000 received in the three month period ended March 31, 1997.

Net investment gains were $236,000 for the three-month period ended March 31, 1998 as compared to $200,000 for the same three-month period the previous year. These net gains were primarily the result of the liquidation of a portion of PFC Bank's available-for-sale investment portfolio.

Other Expenses

Total other expenses remained virtually unchanged, increasing by $3,000 for the three-month period ended March 31, 1998 when compared to the same period in the prior year. This increase was primarily the result of increases in pension expense of $69,000 and occupancy expense of $14,000. These increases were offset by decreases in payroll expense of $12,000 and miscellaneous operating expenses of $73,000. The major components of other expenses represent normal recurring costs of operations including compensation and employee benefits, occupancy expense, and data processing.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation incurred a provision for income taxes of $266,000 for the three-month period ended March 31, 1998, as compared to $198,000 for the same period ended March 31, 1997. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

Regulatory Activity

Recently, Pennsylvania enacted a law to permit state chartered banking institutions to sell insurance. This follows a U.S. Supreme Court decision in favor of nationwide insurance sales by banks. The decision also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. PFC Bank is currently evaluating its options regarding the sale of insurance.

Congress is currently considering legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act, which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

Management estimates that changes in PFC Bank's FDIC assessment rate, resulting from the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact the results of operations, net of income taxes, in the amount of $23,200 in the year ended December 31, 1998. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and simplification of forms and disclosures.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and of PFC Bank. Management cannot predict whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and PFC Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and PFC Bank's business is particularly susceptible to federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, Management believes that the affect of the provisions of the aforementioned legislation on liquidity, capital resources, and results of operation of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon liquidity, capital resources, or results of operation, although the general cost of compliance with the numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

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

Year 2000 Compliance

The Corporation is in the process of assessing the cost and extent of vulnerability of the Company's computer systems to the "Year 2000 problem." Modification or replacements of computer systems to attain Year 2000 compliance have begun, and the Corporation expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before December 31, 1998. The Corporation believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Corporation. However, because most computer systems are, by their very nature, interdependent, it is possible that non- compliant third party computers could "reinfect" the Corporation's computer systems. The Corporation could be adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address the problem. The Corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance.

The financial impact to the Corporation of Year 2000 compliance has not been and is not anticipated to be material to the Corporation's financial position or results of operations.


Forward-Looking Statements

From time to time, the Corporation may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Corporation notes that a variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and similar items.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings
          Not applicable

ITEM 2.   Changes in Securities
          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security  Holders
          On March 23, 1998, Peoples Financial Corp., Inc. held its Annual Shareholder's Meeting. During the meeting the following directors were elected: Frank T. Baker, Marlin F. Foreman, Brian Henry, Darl Hetrick, Francis E. Kane, Timothy Reddinger, Raliegh B. Robertson, Raliegh B. Robertson, Jr., J. Jack Sherman, Howard H. Schreckengost, and William
          H. Toy.

ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3(i)  Registrant's Articles of Incorporation.
               (Incorporated by reference in Registrant's January 27, 1995, filing of Form S-4).

         3(ii) Registrant's   By-Laws.
               (Incorporated by reference in Registrant's January 27, 1995, filing of Form S-4).

         10(i) Agreement between R.B. Robertson and Bank.
               (Incorporated by Reference in the Registrant's September 30, 1997 filing of Form 10-QSB).

         10(ii)Settlement  Agreement.
               (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10KSB).

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 6.   Exhibits and Reports on Form 8-K (cont.)

     10(iii)  General Release
               (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10KSB).

         11   Statement re:  Computation of Earnings Per Share.
               (included herein at Part I, Item 1, Page 2 of this Form 10-QSB).

         27   Financial Data Schedule


  (b)    Reports on Form 8-K

          The registrant filed the following current reports on Form 8-K during the quarter ended March 31, 1998:

          No 8-K reports filed in the quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 1, 1998



                                             PEOPLES FINANCIAL CORP., INC.
                                              (Registrant)


/s/ R. B. Robertson
---------------------
R.B. Robertson
President & Chief Executive Officer


/s/ James L. Kifer
---------------------
James L. Kifer
Executive Vice President & Asst. Secretary