Form 10QSB
period 1998-06-30
PEOPLES FINANCIAL CORP INC /PA/
filed 1998-08-10
CIK 936948

                    U.S. SECURITIES AND EXHCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

     [ X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to ______

               Commission file number   33-88802
                                        --------

                         PEOPLES FINANCIAL CORP., INC.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)


          Pennsylvania                                   25-1469914
   --------------------------------------------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.
   incorporation or organization)

               Ford Street and Fourth Avenue,Ford City, Pa 16226
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (724) 763-1221
                                 --------------
                          (Issuer's telephone number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X], No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates: August 1, 1998
                                                  ---------------

     As of August 1, 1998, there were 882,168 shares of the Registrant's common stock, $0.30 par value, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX                                                                    PAGE

PART I.   FINANCIAL STATEMENTS

ITEM 1.   Consolidated Blance Sheets -
          June 30, 1998 (unaudited) and December 31, 1997                  1

          Consolidated Statements of Income -
          Six months ended June 30, 1998 and 1997 (unaudited)              2

          Consolidated Statement of Cash Flows -
          Six months ended June 30, 1998 and 1997 (unaudited)              3

          Notes to Consolidated Financial Statements                       4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    5

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                9

ITEM 2.   Changes in Securities                                            9

ITEM 3.   Defaults Upon Senior Securities                                  9

ITEM 4.   Submission of Matters to a Vote of Security Holders              9

ITEM 5.   Other Information                                                9

ITEM 6.   Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                11

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                   June 30,
                                                    1998          December 31,
ASSET                                            (Unaudited)         1997
-----                                             ----------      ------------
     Cash and due from banks                      $ 10,650,978   $  7,003,534
     Federal funds sold                              4,800,000      4,075,000
     Available-for-sale securities                  40,365,087     38,069,171
     Held-to-maturity securities                    31,002,129     32,378,224
     Federal Home Loan Bank stock, at cost             841,500        740,200
     Loans receivable, net                         161,643,384    152,395,769
     Premises and equipment, net                     3,234,893      3,459,173
     Other assets                                    2,527,616      2,149,627
                                                  ------------   ------------

          Total Assets                            $255,065,587   $240,270,698
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                   $  25,154,269  $ 23,343,039
          Interest bearing                         176,619,266   167,229,668
                                                  -------------  ------------
          Total deposits                           201,773,535   190,572,707

     Accrued interest and other liabilities         13,232,776    12,285,041
                                                  ------------   -----------

          Total Liabilities                        215,006,311   202,857,748

STOCKHOLDERS' EQUITY
     Common stock, par value                           264,650       264,650
     Surplus                                         3,932,656     3,932,656
     Retained earnings                              16,399,086    15,298,374
     Net unrealized holding gains on
      securities available for sale                 19,462,884    17,917,270
                                                  ------------   -----------
          Total stockholders' equity                40,059,276    37,412,950
                                                  ------------   -----------
          Total Liabilities and
          Stockholders Equity                     $255,065,587  $240,270,698
                                                  ============  ============


     The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL COPR., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Six Months Ended June 30,
Interest Income                                    1998             1997
                                                  ---------       ---------
     Loans                                        $  6,791,423   $ 5,910,207
     Investment securities                           1,476,686     1,338,913
     Interest-bearing deposits                         114,937           950
     Federal funds sold                                 89,977       242,399
                                                  ------------   -----------
          Total interest income                      8,473,023     7,492,469

Interest Expense
     Deposits                                        4,076,295     3,598,912
                                                  ------------   -----------

Net Interest Income                                  4,396,728     3,893,557

Provision for Loan Losses                               80,000        25,000
                                                  ------------   -----------

Net Interest Income after Provision for Loan Losses  4,316,728     3,868,557

Other Income
     Service fees                                      305,027       321,645
     Net investment gains                              376,544       354,014
     Other                                              26,580       226,304
                                                  ------------   -----------
                                                       708,151       901,963

Other Expenses
     Salaries                                          980,215      985,210
     Pension and other employee benefits               448,624      358,716
     Occupancy expense                                 527,126      507,823
     Legal and professional                             96,633      127,830
     Regulatory fees                                    28,095       25,603
     Data processing                                    90,620       77,849
     Other                                             793,887      844,695
                                                  ------------   ----------
                                                     2,965,200    2,927,726

Income Before Income Taxes                           2,059,679    1,842,794

Provision for Income Taxes                             517,883      422,357
                                                  ------------   ----------
Net Income                                        $  1,541,796   $1,420,437
                                                  ============   ==========
Net Income per Share of Common Stock              $       1.75   $     1.61
                                                  ============   ==========
Net Income per Share of Common Stock
  (fully diluted)                                 $       1.75   $     1.61
                                                  ============   ==========
Shares Used in Computing Net Income
  per Share of Common Stock                            882,168      879,990
                                                  ============   ==========

     The accompanying notes are an integaral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  Six Months Ended June 30,
                                                    1998           1997
                                                   ------         ------
CASH FLOWS FROM OPERATING ACTIIVITIES
     Net Income                                   $  1,541,796   $  1,420,437
     Adjustments to reconcile net cash from
      operating activities:
     Depreciation and amortization                     277,938        326,111
     Net accretion/amortization of
      premiums and discounts                            (6,798)        (7,205)
     Gain on sale of investments                      (376,545)      (281,054)
     Provision for loan losses                          80,000         25,000
     Loss on sale/disposal of assets                     3,612         22,265
     Reinvestment of stock dividends                   (12,811)       (37,278)
     Increase (decrease) in cash due to changes in
      assets and liabilities:
          Other assets                                (147,803)       (16,274)
          Accrued interest and other liabilities       (80,037)       452,585
                                                  -------------  ------------

     Net Cash From Operating Activities              1,279,352      1,904,587

CASH FLOWS FROMINVESTING ACTIVITIES
     Proceeds from sales of securities available
      for sale                                         410,008        482,754
     Proceeds from maturities of securities held
      to maturity                                    9,745,262      5,315,911
     Purchase of securities held to maturity        (8,328,138)   (10,943,437)
     Net purchases of FHLB Stock                      (101,300)      (170,700)
     Net loans made to customers                    (9,347,591)    (4,416,885)
     Purchases of Premises and equipment               (56,764)      (125,795)
                                                  -------------   ------------

     Net Cash Used By Investing Activities          (7,678,523)    (9,858,152)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                       11,212,698      3,639,004
     Dividends paid                                   (441,084)      (422,395)
                                                  -------------  -------------
Net Cash From Financing Activities                  10,771,614      3,216,609
                                                  -------------  -------------

Net Change in Cash and Cash Equivalents              4,372,443     (4,736,956)

Cash and Cash Equivalents at Beginning of Period    11,078,535     16,269,707
                                                  ------------   -------------
Cash and Cash Equivalents at End of Period         $15,450,978   $ 11,532,751
                                                  ============   =============

     The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the Corporation) and its wholly owned subsidiary, PFC Bank (the Bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

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

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the six months ended June 30, 1998, the Corporation's total assets increased over December 31, 1997 by nearly $14.8 million resulting primarily from increases of approximately $9.2 million in net loans and $3.6 million in cash and due from banks.

The increase in total liabilities of approximately $12.1 million from December 31, 1997 to June 30, 1998 is primarily attributable to increases in deposits of over $11.2 million in the six-month period ended June 30, 1998.

As of June 30, 1998, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non-performing loans to total assets of 0.26% as compared to a ratio of 0.40% as of the end of December 31, 1997. Included in the first quarter, non-performing loan totals were loans totaling $662,000 that were delinquent more than 90 days and held on non-accrual status. At June 30, 1998, the allowance for possible loan losses was $1,122,000, which represented 0.69% of net loans as compared to 0.81% at the end of the previous calendar year. Non-performing loans totaled 16.22% of the allowance for possible loan losses, as compared to 17.37% at December 31, 1997.

In management's opinion, the allowance for possible loan losses at June 30, 1998 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the six-month period ended June 30, 1998, the Corporation recognized net income of $1,542,000, an increase of $121,000 over the same period of the prior year.

The operating results of the Corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank also has the benefit of a substantially appreciated available-forsale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the six-month period ended June 30, 1998 was $8.5 million, an increase of $981,000 from the six-month period ended June 30, 1997. This increase is attributed to an $881,000 increase in interest on the loan portfolio. Interest expense for the six-month period ended June 30, 1998 was approximately $4.4 million, a $448,000 increase over the same six-month period ended June 30, 1997. Management attributes this increase primarily to the $9.4 million increase in interest bearing deposits since December 31, 1997.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the six-month period ended June 30, 1998, PFC Bank recorded $80,000 to the provision for loan losses as compared to $25,000 for the same period in the previous year. Net charge-offs for the six-month period ended June 30, 1998 amounted to $206,000 as compared to $31,000 for the six month period ended June 30, 1997. This increase was attributed to a single loan charge-off of $151,000 arising from a successor letter of credit, derived from a letter of credit originally issued in 1985 by past management.

Other Income

Other income for the six-month period ended June 30, 1998 was approximately $708,000, a decrease of approximately $194,000 over the six-month period ended June 30, 1997. This decrease is directly attributable to flood insurance proceeds of $206,000 received in the six month period ended June 30, 1997.

Net investment gains were $377,000 for the six-month period ended June 31, 1998 as compared to $354,000 for the same six-month period the previous year. These net gains were primarily the result of the liquidation of a portion of PFC Bank's available-for-sale investment portfolio.

Other Expenses

Total other expenses increased by $37,000 for the six-month period ended June 30, 1998 when compared to the same period in the prior year. This increase was primarily the result of increases in pension expense of $90,000 and occupancy expense of $19,000. These increases were offset by decreases in legal and professional expenses of $31,000 and miscellaneous operating expenses of $51,000.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation incurred a provision for income taxes of $518,000 for the six-month period ended June 30, 1998, as compared to $422,000 for the same period ended June 30, 1997. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

Regulatory Activity
-------------------

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

Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management expects the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance PFC Bank's competitive position as a community bank.

Year 2000 Compliance
--------------------

The Corporation is in the process of assessing the cost and extent of vulnerability of the Bank's computer systems to the "Year 2000 problem." Modification or replacements of computer systems to attain Year 2000 internal compliance have begun, and the Bank expects to attain Year 2000 internal compliance and institute appropriate testing of its modifications and replacements before December 31, 1998. The Corporation believes that, with modifications to existing software and conversions to new software, the Year
2000 problem will not pose a significant operational problem for the Corporation. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third party computers could impact the Bank's computer systems. The Bank could be adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address the problem. The Bank has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, we are dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The Bank is also assessing the impact, if any, the century date change may have on its credit risk. The Bank is contacting its large commercial loan customers concerning their level of readiness for Year 2000.

The financial impact to the Corporation of Year 2000 internal compliance has not been and is not anticipated to be material to the Corporation's financial position or results of operations. If major external suppliers of services fail to provide services, such failures may have a material impact to the Corporation's financial position of results of operations. The Corporation is in the process of obtaining back up service providers and assessing the potential adverse risk to the Corporation.


Forward-Looking Statements
--------------------------

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
           Not applicable

ITEM 2. Changes in Securities
           Not applicable

ITEM 3. Defaults Upon Senior Securities
           Not applicable

ITEM 4.  Submission  of  Matters  to a Vote of  Security  Holders
            There was no submission of matters brought to a vote of security holders in the second quarter of 1998.

ITEM 5.  Other Information
              Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits


               3(i) Registrant's  Articles of  Incorporation.  (Incorporated  by
                    reference in Registrant's January 27, 1995, filing of Form S-4).

               3(ii)Registrant's   By-Laws.   (Incorporated   by   reference  in
                    Registrant's January 27, 1995, filing of Form S-4).

               10(i)Agreement between R.B. Robertson and Bank.  (Incorporated by
                    Reference in the Registrant's September 30, 1997 filing of Form 10-QSB).

               10(ii) Settlement  Agreement.  (Incorporated  by Reference in the
                    Registrant's December 31, 1996 filing of Form 10KSB).

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II.          OTHER INFORMATION (cont.)

ITEM 6. Exhibits and Reports on Form 8-K (cont.)

          10(iii) General Release
                  (Incorporated by Reference in the Registrant's
                  December 31, 1996 filing of Form 10KSB).

          11 Statement re: Computation of Earnings Per Share. (included herein at Part I, Item 1, Page 2 of this Form 10-QSB).

          27      Financial Data Schedule


     (b)  Reports on Form 8-K

          The registrant filed the following current reports on Form 8-K during the quarter ended June 30, 1998:

          No 8-K reports filed in the quarter ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August  7, 1998
         ---------------

                                                  PEOPLES FINANCIAL CORP., INC.
                                                  (Registrant)

/s/ R.B. Robertson
___________________________________
R.B. Robertson
President & Chief Executive Officer


/s/ James L. Kifer
___________________________________
James L. Kifer
Executive Vice President & Asst. Secretary