Form 10QSB
period 1998-09-30
PEOPLES FINANCIAL CORP INC /PA/
filed 1998-11-13
CIK 936948

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

     [ X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to ______

               Commission file number   33-88802
                                        --------

                         PEOPLES FINANCIAL CORP., INC.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)


          Pennsylvania                                   25-1469914
   ----------------------------------       ---------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates: November 1, 1998
                                                  ------------------

     As of November 1, 1998, there were 884,347 shares of the Registrant's common stock, $0.30 par value, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX                                                                    PAGE

PART I.   FINANCIAL STATEMENTS

ITEM 1.   Consolidated Balance Sheets -
          September 30, 1998 (unaudited) and December 31, 1997...........  1

          Consolidated Statements of Income -
          Nine months ended September 30, 1998 and 1997 (unaudited)......  2

          Consolidated Statement of Cash Flows -
          Nine months ended September 30, 1998 and 1997 (unaudited)......  3

          Notes to Consolidated Financial Statements.....................  4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  5

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................  13

ITEM 2.   Changes in Securities..........................................  13

ITEM 3.   Defaults Upon Senior Securities................................  13

ITEM 4.   Submission of Matters to a Vote of Security Holders............  13

ITEM 5.   Other Information..............................................  13

ITEM 6.   Exhibits and Reports on Form 8-K...............................  13

SIGNATURES ..............................................................  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                September 30,
                                                    1998          December 31,
ASSET                                            (Unaudited)         1997
-----                                             ----------      ------------
     Cash and due from banks                      $ 12,083,837   $  7,003,534
     Federal funds sold                              9,325,000      4,075,000
     Available-for-sale securities                  34,250,098     38,069,171
     Held-to-maturity securities                    30,721,359     32,378,224
     Federal Home Loan Bank stock, at cost             841,500        740,200
     Loans receivable, net                         167,622,310    152,395,769
     Premises and equipment, net                     3,353,447      3,459,173
     Other assets                                    2,133,553      2,149,627
                                                  ------------   ------------

          Total Assets                            $260,331,104   $240,270,698
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                   $  24,113,331  $ 23,343,039

          Interest bearing                         185,472,967   167,229,668
                                                  -------------  ------------
          Total deposits                           209,586,298   190,572,707

     Accrued interest and other liabilities         12,070,014    12,285,041
                                                  ------------   -----------

          Total Liabilities                        221,656,312   202,857,748

STOCKHOLDERS' EQUITY
     Common stock, par value                           265,304       264,650
     Surplus                                         4,015,348     3,932,656
     Retained earnings                              18,773,032    15,298,374
     Net unrealized holding gains on
      securities available for sale                 15,621,108    17,917,270
                                                  ------------   -----------
          Total stockholders' equity                38,674,792    37,412,950
                                                  ------------   -----------
          Total Liabilities and
          Stockholders Equity                     $260,331,104  $240,270,698
                                                  ============  ============


     The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Nine Months Ended September 30,
Interest Income                                    1998             1997
                                                  ---------       ---------
     Loans                                        $ 10,306,325   $ 9,076,717
     Investment securities                           2,213,122     2,066,355
     Interest-bearing deposits                         255,022         1,218
     Federal funds sold                                108,937       339,791
                                                  ------------   -----------
          Total interest income                     12,883,406    11,484,081

Interest Expense
     Deposits                                        6,242,735     5,504,783
                                                  ------------   -----------

Net Interest Income                                  6,640,671     5,979,298

Provision for Loan Losses                              140,000        50,000
                                                  ------------   -----------

Net Interest Income after Provision for Loan Losses  6,500,671     5,929,298

Other Income
     Service fees                                      446,664       475,611
     Net investment gains                            3,000,379       486,060
     Other                                              32,464       229,170
                                                  ------------   -----------
                                                     3,479,507     1,190,841

Other Expenses
     Salaries                                        1,508,097    1,498,568
     Pension and other employee benefits               654,989      536,453
     Occupancy expense                                 803,698      769,353
     Legal and professional                            120,602      168,120
     Regulatory fees                                    44,613       40,837
     Data processing                                   129,249      128,245
     Other                                           1,166,244    1,252,609
                                                  ------------   ----------
                                                     4,427,492    4,394,185

Income Before Income Taxes                           5,552,686    2,725,954

Provision for Income Taxes                           1,407,014      677,390
                                                   ------------  ----------
Net Income                                         $ 4,145,672   $2,048,564
                                                   ============  ==========
Net Income per Share of Common Stock               $      4.70   $     2.33
                                                   ============  ==========
Net Income per Share of Common Stock
  (fully diluted)                                 $       4.70   $     2.33
                                                  ============   ==========
Weighted Average Shares Used in Computing
 Net Income per Share of Common Stock                  882,879      880,022
                                                  ============   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                Nine Months Ended September 30,
                                                    1998           1997
                                                   ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                   $  4,145,672   $  2,048,564
     Adjustments to reconcile net cash from
      operating activities:
     Depreciation and amortization                     648,481        441,103
     Net accretion/amortization of
      premiums and discounts                            (8,922)       (12,840)
     Gain on sale of investments                    (3,000,379)      (411,306)
     Provision for loan losses                         140,000         50,000
     Loss on sale/disposal of assets                     3,612         27,484
     Reinvestment of stock dividends                   (36,670)       (55,973)
     Increase (decrease) in cash due to changes in
      assets and liabilities:
          Other assets                                 243,426        533,777
          Accrued interest and other liabilities       736,297        343,178
                                                  -------------  ------------

     Net Cash From Operating Activities              2,871,517      2,963,987

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of securities available
      for sale                                       3,330,194        629,760
     Proceeds from maturities of securities held
      to maturity                                   10,030,262      7,300,911
     Purchase of securities held to maturity        (8,328,139)   (13,455,781)
     Purchase of securities available-for-sale        (199,942)             0
     Net purchases of FHLB Stock                      (101,300)      (170,700)
     Net loans made to customers                   (15,393,142)   (11,158,580)
     Purchases of Premises and equipment              (320,664)      (293,242)
                                                  -------------   ------------

     Net Cash Used By Investing Activities         (10,982,731)   (17,147,632)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                       19,029,184     14,666,542
     Proceeds from issuance of Common Stock             83,346         83,309
     Dividends paid                                   (671,014)      (642,393)
                                                  -------------  -------------
Net Cash From Financing Activities                  18,441,516     14,107,458
                                                  -------------  -------------

Net Change in Cash and Cash Equivalents             10,330,302        (76,187)

Cash and Cash Equivalents at Beginning of Period    11,078,535     16,269,707
                                                  ------------   -------------
Cash and Cash Equivalents at End of Period         $21,408,837   $ 16,193,520
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

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the nine months ended September 30, 1998, the Corporation's total assets increased over December 31, 1997 by nearly $20.1 million resulting primarily from increases of approximately $15.2 million in net loans and $10.3 million in liquid assets such as cash and due from banks and federal funds sold, offset by a decrease in investments of $5.4 million.

The increase in total liabilities of approximately $18.8 million from December 31, 1997 to September 30, 1998 is primarily attributable to an increase in deposits of $19.0 million in the nine-month period ended September 30, 1998.

As of September 30, 1998, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non-performing loans to total assets of 0.21% as compared to a ratio of 0.40% as of the end of December 31, 1997. Included in the third quarter, non-performing loan totals were loans totaling $535,000 that were delinquent more than 90 days and held on non-accrual status. At September 30, 1998, the allowance for possible loan losses was $1,179,000, which represented 0.70% of net loans as compared to 0.81% at the end of the previous calendar year. Non-performing loans totaled 15.95% of the allowance for possible loan losses, as compared to 17.37% at December 31, 1997.

In management's opinion, the allowance for possible loan losses at September 30, 1998 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the nine-month period ended September 30, 1998, the Corporation recognized net income of $4,146,000, an increase of $2,097,000 over the same period of the prior year. Much of this increase is attributable to capital gains taken from the sale of available-for-sale securities. However, operating income before capital gains and taxes increased by $312,000, or 13.9%

The operating results of the Corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank also has the benefit of a substantially appreciated available-forsale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the nine-month period ended September 30, 1998 was $12.9 million, an increase of $1,399,000 from the nine-month period ended September 30, 1997. This increase is attributed to a $1,230,000 increase in interest on the loan portfolio. Interest expense for the nine-month period ended September 30, 1998 was approximately $6.2 million, a $738,000 increase over the same nine-month period ended September 30, 1997. Management attributes this increase primarily to the $18.2 million increase in interest bearing deposits since December 31, 1997.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the nine-month period ended September 30, 1998, PFC Bank recorded $140,000 to the provision for loan losses as compared to $50,000 for the same period in the previous year. Net charge-offs for the nine-month period ended September 30, 1998 amounted to $210,000 as compared to $65,000 for the nine-month period ended September 30, 1997. This increase was attributed to a single loan charge-off of $151,000 arising from a successor letter of credit, derived from a letter of credit originally issued in 1985 by past management.

Other Income

Other income for the nine-month period ended September 30, 1998 was approximately $3.5 million, an increase of nearly $2.3 million over the nine-month period ended September 30, 1997. This increase is primarily attributable to capital gains from the sale of available-for-sale securities of $3.0 million for the nine-month period ended September 30, 1998 as compared with capital gains of $486,000 for the same period of 1997. These net gains were primarily the result of the liquidation of a portion of PFC Bank's stock portfolio. The gains were offset by a decrease of $226,000, directly attributable to flood insurance proceeds of $206,000 received during the nine-month period ended September 30, 1997.

Other Expenses

Total other expenses decreased by $33,000 for the nine-month period ended September 30, 1998 when compared to the same period in the prior year. This decrease was the result of decreases in miscellaneous expenses such as Other Real Estate expenses ($55,000), advertising expenses ($29,000), printing expenses ($31,000) and other various expenses ($46,000) partially offset by increases in pension expense of $115,000 and occupancy expense of $34,000.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation incurred a provision for income taxes of $1,407,000 for the nine-month period ended September 30, 1998, as compared to $677,000 for the same period ended September 30, 1997. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

Regulatory Activity

In recent years, Pennsylvania enacted a law to permit state chartered banking institutions to sell insurance. This follows a U.S. Supreme Court decision in favor of nationwide insurance sales by banks. The decision also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. PFC Bank does not currently have plans to enter the insurance field but continue to review this option.

Congress is currently considering legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act, which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

Management estimates that changes in PFC Bank's FDIC assessment rate, resulting from the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact the results of operations net of income taxes. Prior to this enactment, PFC Bank was not required to pay any FDIC assessment. Although the Bank is in the minimum assessment bracket, income will be impacted in the amount of $23,200 for the year ended December 31, 1998. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and simplification of forms and disclosures.

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

                         PEOPLE'S FINANCIAL CORPORATION

Forward-Looking Statements

From time to time, the Corporation may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Corporation notes that a variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; the inability of the Corporation to accurately estimate the cost of systems preparation for Year 2000 compliance; and similar items.

Year 2000 Issues

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The "Year 2000 Problem" (Y2K) arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

The Bank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the Bank's Year 2000 programs are conducted periodically and reports are submitted by the Bank to the banking regulators on request. In addition, reports are currently submitted on a monthly basis to the Corporation's Board of Directors.

Corporation's State of Readiness

The Board of Directors is committed to ensuring that the Corporation's daily operations suffer little or no impact from the century date change. The Corporation has applied due diligence throughout the Y2K process, following the guidelines contained in the series of Federal Financial Institutions
Examinations Council's Interagency Guidelines. The guidelines identify the following phases: awareness, assessment, renovation or remediation, testing or validation and implementation.

Based on an ongoing assessment, the Corporation has determined that it will be required to modify or replace portions of its software so that its computer systems will properly use dates beyond December 31, 1999. The Corporation presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 could have a material adverse impact on the operations of the Corporation.

Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the Year 2000. The Corporation has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems (such as postage meters and fax machines). This assessment identified 60 systems, processes or proprietary programs, which could be impacted by the century date change. As of September 30, 1998, the Corporation has remedied 58 or 97% of the programs. In November 1997, the Corporation began converting its computer systems to be Year 2000 ready. As of September 30, 1998, approximately 93% of the Corporation's systems were Year 2000 ready, with all systems expected to be ready/compliant by March 31, 1999.

The Corporation has acquired its mission-critical system which supports the Corporation's core business processes from a highly regarded third-party vendor. Thus, even though the Corporation does not have direct control over the renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts. The Corporation tested these systems in May 1998 and plans a second test in May 1999. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the Corporation's computer systems. The Corporation could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. The Corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, the Corporation is dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The Corporation is also assessing the impact, if any, the century date change may have on its credit risk.

The Corporation has initiated communications with all of its significant vendors, suppliers and large commercial customers to determine the extent to which the Corporation is vulnerable to those third parties' failure to remedy their own Year 2000 Problems. In the event that any of the Corporation's significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, the Corporation's business or operations could be adversely affected. For significant vendors, the Corporation will validate that they are Year 2000 compliant by March 31, 1999, or make plans to switch to a new vendor or system that is compliant. For insignificant vendors, the Corporation will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responds that they will not be compliant by March 31, 1999, the Corporation will seek a new vendor or system that is compliant.

The Year 2000 Issue also affects certain of the Bank's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. The Bank has engaged in a program of contacting its commercial customers regarding the customers' awareness of the Year 2000 Issue. The Corporation cannot guarantee that the inability of loan customers to adequately correct the Year 2000 Issue will not have an adverse effect on the Corporation. For large commercial loan customers, the Bank will take appropriate action based upon their level of readiness for Year 2000. Nevertheless, the Company does not believe that the cost of addressing the Y2K issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

Costs of Year 2000

The Corporation will use both internal and external resources to reprogram, or replace, and test its software and hardware for Year 2000 modifications. Concurrent with the Year 2000 project, the Corporation will also be converting all its major date processing systems, both hardware and software, to current technology. The Corporation plans to complete both the Year 2000 and systems conversion projects within 6 months or no later than March 31, 1999, for all critical systems.

As of September 30, 1998, $27,500 has been expended as Year 2000 costs. Management expects to spend a total of $110,000 for the entire project. Of the total projects' cost, approximately $61,000 is attributable to the purchase of new software which will be capitalized. The remaining $21,500 will be expensed as incurred over the next 15 months. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect the amount required to be expensed over the next 15 months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by the Corporation or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

The cost of the projects and the date on which the Corporation plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Risks of Year 2000

At present, management believes it's progress in remedying the Corporation's systems, programs and applications and installing Y2K compliant upgrades is on target. The Y2K computer problem creates risk for the Corporation from unforeseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems relative to the Y2K issue could have a material impact on the Corporation's ability to conduct business.

Contingency Plans

The Corporation is in the process of working up contingency plans and assessing the potential adverse risks to the Corporation. The Corporation's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

A business resumption contingency plan was developed for mission-critical and required mainfram and PC based applications, third-party relationships, proprietary programs and non-computer related systems. This contingency plan identifies scheduled completion dates, test dates and "trigger" dates. A trigger date is the date the Corporation would implement the contingency plan. The plan was ratified by the Board of Directors on October 21, 1998.

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

     (a) Exhibits

     3(i) Registrant's Articles of Incorporation.
         (Incorporated by reference in Registrant's January 27, 1995, filing of Form S-4).

     3(ii)Registrant's  By-Laws.
         (Incorporated by reference in Registrant's January 27, 1995, filing of Form S-4).

     10(i)Agreement between R.B. Robertson and Bank.
         (Incorporated by Reference in the Registrant's September 30, 1997 filing of Form 10-QSB).

     10(ii) Settlement Agreement.
           (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 6. Exhibits and Reports on Form 8-K (cont.)

     10(iii) General  Release
            (Incorporated  by Reference  in the  Registrant's
             December 31, 1996 filing of Form 10-KSB).

     11      Statement re:  Computation of Earnings Per Share.
            (included herein at Part I, Item 1, Page 2 of this Form 10-QSB).

     27      Financial Data Schedule


(b)  Reports on Form 8-K

          The registrant filed the following current reports on Form 8-K during the quarter ended September 30, 1998:

          No 8-K reports filed in the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 1998


                                                 PEOPLES FINANCIAL CORP., INC.
                                                                 (Registrant)
/s/ R. B. Robertson
----------------------------------------
R.B. Robertson
President & Chief Executive Officer


/s/ James L. Kifer
----------------------------------------
James L. Kifer
Executive Vice President & Asst. Secretary

                                 EXHIBIT INDEX

                                                                     PAGE NO.
                                                                  IN MANUALLY
                                                                     SIGNED
EXHIBIT NO.                                                         ORIGINAL
-----------                                                      -------------

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

11   Statement re: Computation of Earnings Per Share.
     (included herein at Part 2 I, Item 1 of this Form 10-QSB).

27   Financial Data Schedule                                          14