Form 10-K
period 1998-12-31
PEOPLES FINANCIAL CORP INC /PA/
filed 1999-03-26
CIK 936948

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark one)
[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________TO_____________
                         COMMISSION FILE NUMBER 33-88802

                          PEOPLES FINANCIAL CORP., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
           PENNSYLVANIA                                  25-1469914
           ------------                                  ----------
          (State or other jurisdiction of               (I.R.S. Employer
           Incorporation or organization)                Identification No.)
           323 FORD STREET, FORD CITY, PA                 16226
           --------------------------------               ------
          (Address of principal executive offices)       (Zip Code)
           Registrants telephone number, including area code:     (814) 275-3133

               Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
    Title of each class                                  on which registered
    -------------------                                  ---------------------

Common Stock, par value of $0.30 per share                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

The Issuer's revenues for the year ended December 31, 1998, were:  $20,982,293.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $36,782,980 on March 1, 1999

Indicate the number of shares outstanding of the registrant's common stock, as of March 1, 1999: Peoples Financial Corp., Inc. Common Stock, par value $0.30 per share: 1,768,694 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

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

DESCRIPTION OF PEOPLES FINANCIAL CORP, INC. AND PFC BANK

                                     Part I

ITEM 1 - DESCRIPTION OF BUSINESS

Peoples Financial Corp, Inc., ("PFC", "Corporation" or the "Company") is a Pennsylvania business corporation, incorporated in June, 1984. PFC was organized as a holding company for Peoples Bank of PA. Peoples Bank of PA, in turn owned approximately 53% of New Bethlehem Bank common stock. Effective April 1, 1995, New Bethlehem merged with and into Peoples and changed its name to PFC Bank (the "Bank").

The Bank is a Pennsylvania-chartered banking institution and, as successor to Peoples and New Bethlehem, traces its origins to 1914 and 1895, respectively. PFC Bank offers a full range of banking services through seven banking offices in Pennsylvania, two of which are located in Ford City, two in New Bethlehem, one in each of Clarion and Indiana, and the seventh banking office opened in Butler, Pennsylvania, in September 1998, as a full service branch. As of December 31, 1998, the Bank had total assets of $266.0 million and stockholders' equity of $40.6 million. All of PFC Bank's outstanding common stock is owned by PFC.

PFC Service Corporation (the "Service Corp") is a Delaware corporation and a wholly owned subsidiary of the Bank. The Service Corp was incorporated in Delaware, on May 16, 1997. The primary purpose of the Service Corp is to buy and sell equity securities, primarily Pennsylvania bank securities. As of December 31, 1998, the Service Corp had total assets of $37.4 million and shareholder's equity of $27.1 million.

Forward-Looking Statements

From time to time, the Corporation may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Corporation notes that a variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; the inability of the Corporation to accurately estimate the cost of systems preparation for Year 2000 compliance and similar items.

Employees

As of December 31, 1998, PFC, PFC Bank and PFC Service Corp. had 83 full-time employees and 20 part-time employees.

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

Additionally, the manner in which banking institutions conduct their operations may change materially as the activities increase in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted with reasonable certainty at this time. These changes probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions, and other financial service companies.

Supervision and Regulation of PFC and PFC Bank

PFC is subject to the provisions of the Bank Holding Company Act of 1956, and to supervision by the Board of Governors of the Federal Reserve System. Under Federal Reserve Board policy, PFC, as a holding company, is expected to act as a source of financial strength to its subsidiaries and to commit resources to support the subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, PFC may not be in a position to provide it. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined by regulations) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

Under the Bank Holding Company Act, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Bank Holding Company Act prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve Board. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

Additionally, the Bank Holding Company Act prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

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

          (3) operating as a trust company in the manner authorized by federal or state law so long as the institution is not a bank and does not make loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board;

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

          (8) subject to limitations, engaging in certain agency and underwriting activities with respect to credit insurance, and certain other insurance activities as permitted by the Federal Reserve Board;

          (9) owning, controlling, or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies under Federal Reserve Board regulations;

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

          (22)   providing check guaranty services;

          (23)   subject to limitations, operating a collection agency; and,

          (24)   operating a credit bureau.

Federal Reserve Board approval may be required before the Company or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

PFC is a legal entity separate and distinct from the Bank. The Company's revenues (on a parent Company only basis) result almost entirely from dividends paid to the Company by its subsidiary. The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of the Bank), except to the extent that claims of the Company in its capacity as a creditor may be recognized.

Federal and state laws regulate the payment of dividends by the Company's subsidiaries.

Further, it is the policy of the Federal Reserve Board that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised management of any specific minimum leverage ratio applicable to PFC.

Pursuant to Federal Deposit Insurance Corporation Improvement Act, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. PFC and PFC Bank, at December 31, 1998, qualify as "well capitalized" under these regulatory standards.

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

The laws of the Department of Banking applicable to PFC Bank include, among other things, provisions that:

o    require the maintenance of certain reserves against deposits;
o limit the type and amount of loans that may be made and the interest that may be charged thereon
o    restrict investments and other activities; and,
o limit the payment of dividends. The amount of funds that the Bank may lend to a single borrower is generally limited under Pennsylvania law to 15% of the aggregate of its capital, surplus, undivided profits, loan loss reserves and capital securities of the Bank, all as defined by statute and regulation.

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

The FDIC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Company's stockholders. The Bank must furnish annual and quarterly reports to the FDIC, which has the authority under the Financial Institutions Supervisory Act to prevent a state non-member bank from engaging in an unsafe or unsound practice in conducting its business.

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

Under the Federal Deposit Insurance Act, as amended, the Bank is required to obtain the prior approval of the FDIC for the payment of dividends if the total of all dividends declared by the Bank in one year would exceed the Bank's net profits (as defined and interpreted by regulation) for the current year plus its retained net profits (as defined and interpreted by regulation) for the two preceding years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). Under Federal Deposit Insurance Corporation Improvement Act, any depository institution, including the Bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

A subsidiary bank of a bank holding company, such as the Bank, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

The Bank, and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve Board. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

Year 2000 Issues

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The "Year 2000 Problem" ("Y2K") arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

The Bank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the Bank's Year 2000 programs are conducted on a periodic basis.

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

Based on an ongoing assessment, the Corporation has determined that it will be required to modify or replace portions of its software so that its computer systems will properly use dates beyond December 31, 1999. The Corporation presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of the Corporation.

Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the Year 2000. The Corporation has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and noncomputer related systems (such as postage meters and fax machines). This assessment identified 112 systems, processes or proprietary programs, which could be impacted by the century date change. As of March 1, 1999, the Corporation has remedied 110 or 98% of the programs, systems to be Year 2000 ready, with all systems expected to be ready/compliant by April 30, 1999.

The Corporation has acquired its mission-critical system which supports the Corporation's core business processes from a highly regarded third-party vendor. Thus, even though the Corporation does not have direct control over the renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts and plans to retest their systems for Y2K compliance in May 1999. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the Corporation's computer systems. The Corporation could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. The Corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, the Corporation is dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The Corporation is also assessing the impact, if any, the century date change may have on its credit risk.

The Corporation has initiated communications with all of its significant vendors, suppliers and large commercial customers to determine the extent to which the Corporation is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. The Y2K Project Manager has available each vendor's Y2K readiness efforts. In the event that any of the Corporation's significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, the Corporation's business or operations could be adversely affected. For significant vendors, the

Corporation will validate that they are Year 2000 compliant by March 31, 1999, or make plans to switch to a new vendor or system that is compliant. For insignificant vendors, the Corporation will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responds that they will not be compliant by March 31, 1999, the Corporation will seek a new vendor or system that is compliant.

Year 2000 Issues also affect certain of the Bank's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. The Bank has engaged in a program of contacting its commercial customers regarding the customers' awareness of the Year 2000 Issue. The Corporation cannot guarantee that the inability of loan customers to adequately correct the Year 2000 Issue will not have an adverse effect on the Corporation. For large commercial loan customers, the Bank will take appropriate action based upon their level of readiness for Year 2000. Nevertheless, the Corporation does not believe that the cost of addressing the Y2K issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, not does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

Costs of Year 2000

The Corporation will use both internal and external resources to reprogram, or replace, and test its software and hardware for the Year 2000 modifications. Concurrent with the Year 2000 project, the Corporation will also be converting all its major data processing systems, both hardware and software, to current technology. The Corporation plans to complete both the Year 2000 and systems conversion projects no later than June 30, 1999, for all critical systems.

As of March 1, 1999, $27,500 has been expended as Year 2000 costs. Management expects to spend a total of $110,000 for the entire project. Of the total project's cost, approximately $61,000 is attributable to the purchase of new software which will be capitalized. The remaining $21,500 will be expensed as incurred through December 31, 1999. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect the amounts required to be expensed through December 31, 1999 to have a material effect on the financial position or results of operation. However, if compliance is not achieved in a timely manner by the Corporation or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

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

Risks of Year 2000

At present, management believes it's progress is remedying the Corporation's systems, programs and applications and installing Y2K compliant upgrades is on target. The Y2K computer problem creates risk for the Corporation from unforeseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems relative to the Y2K issue could have a material impact on the Corporation's ability to conduct business.

Contingency Plans

The Corporation is in the process of obtaining back-up service providers, working up contingency plans and assessing the potential adverse risks to the Corporation. The Corporation's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

The Corporation is in the process of working up contingency plans and assessing the potential adverse risks to the Corporation. The Corporation's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

A business resumption contingency plan was developed for mission-critical and required mainframe and PC based applications, third-party relationships, proprietary programs and non-computer related systems. This contingency plan identifies scheduled completion dates. The plan was ratified by the Board of Directors on October 21, 1998.

FDIC Insurance

PFC Bank's deposits are insured by the FDIC pursuant to the system of federal deposit insurance initially established by the Banking Act of 1933. This insurance covers $100,000 per deposit account. The Bank pays insurance premiums into a fund according to rates established by the FDIC. The Federal Deposit Insurance Corporation Improvement Act was enacted, in part, to prevent the deposit insurance funds related to savings institutions from becoming insolvent. The act authorized the FDIC to raise insurance premium assessments in order to achieve and maintain an adequate level of funds. The depletion of the deposit insurance funds had been due, in part, to a large number of failed financial institutions in the 1980's, as well as increases in coverage per deposit account. As a result, the future cost of deposit insurance for the Bank is in large part dependent upon the extent of future banking failures and the amount of insurance coverage provided by the FDIC per deposit account, neither of which is within the Bank's control. Moreover, the act required the FDIC to establish a risk-based insurance premium assessment system in order to differentiate between higher and lower risk institutions and to assess lower premiums against institutions in a lower risk category. As a result, the Bank's future cost of deposit insurance will depend, in part, upon its risk rating.

Interstate Banking Legislation

In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act was enacted. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations:

o by permitting bank holding companies that are adequately capitalized and adequately managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state;
o by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date;

o by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state;
o by permitting, beginning September 29, 1995, a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state then the agent bank; and
o by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so. One effect of this legislation will be to permit the Company to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

Since 1995, the Pennsylvania Banking Code has authorized full interstate banking and branching under Pennsylvania law. Specifically, the legislation:

o eliminates the "reciprocity" requirement previously applicable to interstate commercial bank acquisitions by bank holding companies,
o authorizes interstate bank mergers and reciprocal interstate branching into Pennsylvania by interstate banks, and
o permits Pennsylvania institutions to branch into other states with the prior approval of the Pennsylvania Department of Banking.

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

Environmental Laws

Neither PFC nor the Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, or earnings. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrowers from entering into a loan transaction with the Bank. PFC is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

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

ITEM 2 - DESCRIPTION OF PROPERTIES

The Corporation has seven full service offices at the following locations:

1. Ford City Office, 323 Ford Street, Ford City, Pennsylvania, Corporate office, containing 8,300 square feet;

2. New Bethlehem Office, 363 Broad Street, New Bethlehem, Pennsylvania, Operations Office, containing 11,867 square feet;

3. Clarion Office, 650 Main Street, Clarion, Pennsylvania, containing 7,101 square feet;

4. Butler Office, 181 New Castle Road, Butler, Pennsylvania, containing 1,400 square feet;

5 Indiana Office, 500 Philadelphia Street, Indiana, Pennsylvania, containing 4,000 square feet;

6. New Bethlehem Branch Office, 628 Broad Street, New Bethlehem, Pennsylvania, containing 2,800 square feet;

7. Manor Township Office, Pleasantview Drive, Ford City, Pennsylvania, containing 1,600 square feet;

All properties listed are owned by the Company and are used by the Company in its operations. In management's opinion, the above properties are in good condition and are adequate for the Bank's purposes.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     Part II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PFC's common stock is held by 385 stockholders of record as of March 1, 1999, and is rarely traded. Management of PFC believes that a few securities dealers are attempting to form a market for the PFC Common Stock even though there are very few trades recorded. As of March 1, 1999, there were 1,768,694 shares outstanding after payment of a 100% stock dividend, in the form of a 2 for 1 stock split, payable February 10, 1999, to stockholders of record January 20, 1999. PFC paid dividends of $0.24 per share the first and second quarters of 1997 followed by dividends in each of the third and fourth quarters of 1997 of $0.25 per share. A special dividend of $0.15 per share was paid December 22, 1997. A dividend of $0.25 per share was paid in each of the first two quarters of 1998 followed by a $0.26 per share dividend in the third and fourth quarters. A special dividend of $0.15 per share was paid December 22, 1998. Because corporate and banking laws limit the amount of dividends that can be paid generally, there can be no assurance that dividends will be paid in the future and, if paid, the amount of such dividends. See Note 11, Regulatory Matters, in the footnotes to PFC's financial statement attached at Exhibit 13.

The following table sets forth quarterly highs and lows of PFC Common Stock for the years 1996 through 1998. Quotations were received from Elmer Powell and Associates and reflect inter-dealer prices, without retail markup, mark down or commission and may not represent actual transactions.

                                  Common Stock
                               Market Performance
                                  (in dollars)

                     --------------------------------------
                       Qtr.           High       Low
                     --------------------------------------
                      1996
                     --------------------------------------
                        1            25.25       24.00
                        2            27.00       24.00
                        3            29.75       28.25
                        4            38.25       29.00
                     --------------------------------------
                      1997
                     --------------------------------------
                        1            38.25       36.50
                        2            38.25       38.25
                        3            38.25       38.25
                        4            38.25       38.25
                     --------------------------------------
                      1998
                     --------------------------------------
                        1            43.00       42.00
                        2            42.00       42.00
                        3            50.00       50.00
                        4          * 30.00     * 30.00
                     --------------------------------------

* Adjusted stock price to reflect retroactive treatment of 100% stock dividend in the form of a stock split.

ITEM 6 - SELECTED FINANCIAL DATA


The following is selected financial data of PFC and its wholly owned subsidiary, PFC Bank. Dollar amounts are in thousands, except per share data. The average balances shown consist of daily average balances.

                                                                               Years Ended
                                                    -----------------------------------------------------------------------
Summary of Operations                                  12/31/98       12/31/97       12/31/96       12/31/95       12/31/94
                                                    ------------------------------------------------------------------------
   Total interest income                             $   17,355     $   15,571     $   13,933     $   13,168     $   12,792
   Net interest income                                    8,905          8,082          7,457          6,869          7,506
   Provision for loan losses                                200             80             75             60            192
   Gains on securities                                    3,001          1,065          1,053          1,253          2,405
   Other operating income                                   626            870          1,067            661            568
   Other operating expenses                               6,037          5,934          6,830          6,835          6,578
   Net income before deducting minority interest          4,464          2,997          2,110          1,542          2,679
   Net income                                             4,464          2,997          2,110          1,378          1,872
   Earnings per share (2)                                  2.53           1.70           1.20            .88           1.52
   Earnings per share (fully diluted) (2)                  2.53           1.70           1.20            .88           1.52


Average Balance Sheet Totals
   Total assets (1)                                     227,803        206,871        185,907        180,598        190,810
   Investment securities (1)                             43,337         41,946         41,846         56,678         70,088
   Loans & leases (net of unearned income
       and allowance for loan losses)                   163,520        142,266        123,115        110,803        106,390
   Total deposits                                       203,096        183,770        164,496        156,450        155,774
   Stockholders' equity (1)                              21,230         18,505         17,737         19,075         24,980
   Historical number of shares outstanding
       at period end (2)                              1,768,694      1,764,336      1,759,980      1,759,980        997,728
   Weighted average number of shares
       outstanding (2)                                1,765,792      1,761,126      1,759,980      1,570,114      1,234,084
Period End Total Assets (3)                             266,002        240,271        210,812        186,888        181,259



(1) Excludes the effect of SFAS No. 115 (Statement of Financial Accounting Standards No. 115 - Accounting for Certain Debt and Equity Securities).
(2) Reflects retroactive effect of 333 to 1 stock split in August 1994 and 100% stock dividend in the form of a stock split in February 1999.
(3)  Reflects the effect of SFAS No. 115.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and results of operations of PFC and its wholly owned subsidiary, PFC Bank. The consolidated financial information should be read in conjunction with PFC's the consolidated financial statements included at Exhibit 13 to this report. Substantially all of the income and expenses of PFC are attributable to PFC Bank and the Bank's subsidiary, PFC Service Corporation.


Financial Condition

The total assets of PFC at December 31, 1998 were $266.0 million, an increase of $25.7 million, or 10.70% over total assets at December 31, 1997 of $240.3 million. Total assets at December 31, 1997 increased by $29.5 million or 13.99% over December 31, 1996.

The increase in total assets from December 31, 1997 to December 31, 1998 was comprised primarily of an increase in the loan portfolio of over $22.3 million and an increase in interest-bearing balances with depository institutions of over $8.2 million offsetting a decrease in federal funds sold of $2.2 million.

The increase in total assets as of December 31, 1997 over December 31, 1996 was comprised primarily of an increase of over $16.3 million in loan balances in addition to increases of $12.8 million in securities available-for-sale and $6.7 million in securities held to maturity. These increases more than offset a decrease of over $3.2 million in federal funds sold.

Total liabilities of PFC increased by $22.5 million from $202.9 million at December 31, 1997 to $225.4 million at December 31, 1998. This increase was due to an increase in interest-bearing deposits of $20.0 million and an increase in non-interest bearing deposits of $2.9 million.

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


Net Income

PFC reported net income, before deducting the income taxes for the 12 month period ended December 31, 1998 of $6,295,000 as compared to $4,003,000 for the 12 month period ended December 31, 1997, an increase of $2,292,000 or 57.26%. An increase in interest income of $1,784,000 was slightly offset by an increase in interest expense of $961,000. PFC's net income for the period ended December 31, 1998, after deducting taxes, was $4,464,000 as compared to $2,996,000 for the year ended December 31, 1997. PFC reported net income, before deducting income taxes, for the year ended December 31, 1997 of $4,003,000 which was an increase of $1,330,000 or 49.76% as compared to $2,673,000 reported for the year ended December 31, 1996. PFC's net income, after taxes, for the year ended December 31, 1997 was $886,000 higher than for the year ended December 31, 1996.

Earnings per share adjusted for the 100% stock dividend in the form of a 2 for 1 stock split effective February 10, 1999 to shareholders of record January 20, 1999, for the 12 month periods ended December 31, 1998, 1997 and 1996 was $2.53, $1.70 and $1.20, respectively.

Since most of the assets and liabilities of banks are monetary in nature, changes in interest rates can have a significant effect on earnings. PFC, through its asset and liability management, positions itself to react and compensate for the volatility of interest rates. See additional analysis of interest rate sensitivity presented on page 25.


Interest Income and Expenses

Total interest income increased to $17,355,000 in 1998 from $15,571,000 in 1997, an increase of $1,784,000 or 11.46%. This increase is primarily attributable to an increase in interest earned on loans of $1,523,000 or 12.35% along with an increase in interest on interest bearing deposits of $292,000 and investment securities of $188,000. The average yield on interest-earning assets decreased from 7.31% for the 12 month period ended December 31, 1997 to 7.07% for the 12 month period ended December 31, 1998. The average yield on interest-earning assets decreased from 7.53% for the 12 month period ended December 31, 1996 to 7.31% for the 12 month period ended December 31, 1997. The increase in total interest income from 1997 to 1998 results from an increase in average earning assets of $33.0 million. Total average loans increased by $20.0 million while average investment securities and interest-bearing deposits increased by $8.8 and $7.7 million, respectively.

Total interest income increased to $15,571,000 in 1997 from $13,933,000 for the year ended December 31, 1996, an increase of $1,638,000 or 11.76%. The increase in total interest income from 1996 to 1997 results from an increase in earning assets of $32.7 million. Total securities increased by $19.5 million while gross loans increased by over $16.3 million.

Total interest expense increased to $8,450,000 in 1998 from $7,489,000 in 1997, an increase of $961,000, or 12.83%. This increase is the result of an increase in interest bearing deposits of $19.9 million. Total interest expense increased to $7,489,000 in 1997 from $6,475,000 in 1996, an increase of $1,014,000 or
15.66%. The increase is primarily the result of an increase in interest bearing deposits of $11.8 million for the year ended December 31, 1997. The average rate on interest-bearing liabilities was 4.74% for the 12 months ended December 31, 1998 and 4.66% and 4.52% for the 12 month periods ended December 31, 1997 and 1996, respectively.

Net interest income is the difference between the interest earned on loans and other investments, including dividends received on equity securities, and the interest paid on deposits and other sources of funds. Net interest income for the 12 month period ended December 31, 1998 was $8,905,000 as compared to $8,082,000 for the 12 month period ended December 31, 1997, an increase of $823,000 or 10.18%. Net interest income increased $625,000 or 8.38% in 1997 as compared to $7,457,000 for the year ended December 31, 1996.

PFC obtains a portion of its funds from non-interest bearing deposits. Therefore, the rate paid for all funds is lower than the rate on interest bearing funds alone. PFC has been able to retain a significant base of inexpensive deposits, which consists of checking and savings accounts. These deposits for the years ended December 31, 1998, 1997 and 1996 comprise approximately 50.20%, 52.56% and 56.02% of total deposits, respectively.

The following tables present the average major asset and liability categories for the 12 month periods ended December 31, 1998, 1997 and 1996 along with interest income and yields. The average balances shown consist of daily average balances. Non-performing loans are included in the average balance and yield calculations.

Average Balance Sheets & Net Interest Analysis for 1998
(in thousands)


Selected Asset Categories               Average Balances   Interest   Yield/rate
-------------------------               ----------------   --------   ----------

   Interest-bearing assets
          Loans & direct lease financing     $163,520     $ 13,846        8.47%
             (net of unearned discount)
          Investment securities                70,696        3,018        4.27%
          Federal funds sold                    3,743          198        5.29%
          Due from banks                        7,684          293        3.81%
   Non-interest bearing assets
          Cash and due from banks               4,242          N/A         N/A
          Premises and equipment                3,354          N/A         N/A
          Other assets                          2,436          N/A         N/A



Selected Liability Categories

   Interest-bearing liabilities
          Demand deposits                    $ 48,843     $  1,752        3.59%
          Savings deposits                     28,138          894        3.18%
          Time deposits                       101,135        5,804        5.74%
          Short-term borrowings                     0            0           0
   Non-interest-bearing liabilities
          Demand deposits                      24,980          N/A         N/A
          Other                                12,779          N/A         N/A



Net interest income                          $  8,905
Net interest margin                              3.63%
Average yield on interest-bearing assets         7.07%
Average rate on interest-bearing liabilities     4.74%




Average Balance Sheets & Net Interest Analysis for 1997
(in thousands)


Selected Asset Categories                    Average Balances   Interest      Yield/rate
-------------------------                    ----------------   --------      ----------

   Interest-bearing assets
              Loans & direct lease financing      $143,529      $ 12,323         8.59%
                 (net of unearned discount)
              Investment securities                 61,864         2,831         4.58%
              Federal funds sold                     7,637           417         5.46%
              Due from banks                             0             0         0
   Non-interest bearing assets
              Cash and due from banks                7,100           N/A          N/A
              Premises and equipment                 3,598           N/A          N/A
              Other assets                           3,047           N/A          N/A


Selected Liability Categories

   Interest-bearing liabilities
              Demand deposits                     $ 45,058      $  1,590         3.53%
              Savings deposits                      28,353           901         3.18%
              Time deposits                         87,246         4,998         5.73%
              Short-term borrowings                      0             0            0
   Non-interest-bearing liabilities
              Demand deposits                       23,113           N/A          N/A
              Other                                 10,168           N/A          N/A



Net interest income                               $  8,082
Net interest margin                                   3.79%
Average yield on interest-bearing assets              7.31%
Average rate on interest-bearing liabilities          4.66%



Average Balance Sheets & Net Interest Analysis for 1996
(in thousands)


Selected Asset Categories                     Average Balances    Interest     Yield/rate
-------------------------                     ----------------    --------     ----------

   Interest-bearing assets
               Loans & direct lease financing      $124,380      $ 10,891         8.76%
                  (net of unearned discount)
               Investment securities                 54,657         2,738         5.00%
               Federal funds sold                     5,885           304         5.17%
               Due from banks                             0             0            0
   Non-interest bearing assets
               Cash and due from banks                7,101           N/A          N/A
               Premises and equipment                 3,788           N/A          N/A
               Other assets                           2,907           N/A          N/A



Selected Liability Categories

   Interest-bearing liabilities
               Demand deposits                     $ 41,665      $  1,465         3.52%
               Savings deposits                      29,172           921         3.19%
               Time deposits                         72,339         4,089         5.65%
               Short-term borrowings                     27             2         7.41%
   Non-interest-bearing liabilities
               Demand deposits                       21,320           N/A          N/A
               Other                                  7,673           N/A          N/A



Net interest income                                $  7,457
Net interest margin                                    4.03%
Average yield on interest-bearing assets               7.53%
Average rate on interest-bearing liabilities           4.52%


Non-interest income

Non-interest income for the twelve month period ended December 31, 1998 totaled $3,627,000 as compared to $1,935,000 for the same period ended 1997, an increase of $1,692,000 or 88.44%. Non-interest income for the year ended December 31, 1997 decreased from the total in 1996 of $2,121,000 by $186,000. Changes in the level of non-interest income during 1998 is primarily attributable to an increase in net investment gains of $1,936,000 from 1997 to 1998. Changes in the level of non-interest income during 1997 is primarily attributable to a decrease in flood proceeds of $153,000 from 1996 to 1997.

Non-interest Expenses

Non-interest expenses for the twelve month period ended December 31, 1998 totaled $6,037,000 as compared to $5,934,000 for the same period in 1997, an increase of $103,000 or 1.74%. The increase is primarily related to the net of an increase in salaries and employee benefits of $199,000 and decreases of $69,000 in legal and professional fees and $48,000 in miscellaneous operating expenses. Non-interest expense for the twelve month period ended December 31, 1997 registered a decrease of $896,000 or 13.12% as compared to the same period in 1996. The decrease is primarily related to a $544,000 decrease in early retirement expenses from 1996 to 1997. Other expenses for the year ended December 31, 1996 were substantially the same as 1995.

Investment Securities

Investments are second only to the loan portfolio when analyzing the source of PFC's earning assets. In addition to generating revenue, securities provide the primary source of liquidity and also serve as collateral for public deposits. PFC historically invests in U.S. Treasury securities, obligations of U.S. government agencies, obligations of state and political subdivisions, selected corporate notes and equity securities of other local and regional financial institutions. PFC accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires PFC to classify investment securities as either held to maturity, available for sale or trading. Management has the ability and intent to hold held-to-maturity securities until maturity. PFC has classified all equity securities as available for sale. Substantially all of these securities are held in PFC Service Corporation, Inc. There are no securities held in PFC's investment portfolio which are considered trading securities. Under SFAS No. 115, PFC is required to adjust the carrying value of its available-for-sale securities to market value. These unrealized gains (losses) are recognized as an increase (decrease) to the carrying value of such securities; the offset of which is an increase (decrease) to PFC's stockholder's equity, adjusted for the deferred income tax effects thereon. For the period ended December 31, 1998, PFC's net unrealized gain on available-for-sale securities was $26.7 million. As of December 31, 1997 the net unrealized gain was $27.1.

PFC's investment securities balance for the period ended December 31, 1998 was $70.8 million, a $400,000 or 0.50% decrease compared to the period ended December 31, 1997. The December 31, 1997 securities balance of $71.2 million was an incease of $19.6 million over the same time period in 1996. This increase was due to increased pledging needs as well as a 91.08% increase in unrealized gains on available-for-sale securities.

Average federal funds sold and securities sold under agreement to repurchase were $3.7 million and $7.6 million for the year ended December 31, 1998 and 1997, respectively.

The table on the following page summarizes the maturity distribution and itemized breakdown of the investment portfolio as of December 31, 1998.

Maturity Distribution of Investment Securities for 1998
(in thousands and excluding SFAS No. 115)


                                   No                Within                  1 to 5                 5 to 10
                                Maturity   Yield     1 Year      Yield        Years      Yield       Years      Yield      Total
                                --------   -----     -------     -----       -------     -----      -------     -----      -----
U.S. Treasuries/Agencies                             $7,248      6.16%       $22,494      5.78%      $  997     7.33%     $30,739
State/Municipal                                         805      4.02%           310      4.73%          25     4.65%       1,140
Other Securities                                        750      7.28%            --      0.00%          --     0.00%         750
Equity Securities                $11,515    9.41%                                                                           11,515
                                 --------------------------------------------------------------------------------------------------
Totals                           $11,515    9.41%    $8,803      6.06%       $22,804      5.77%      $1,022     7.26%      $44,144
                                 ==================================================================================================


Short-term Borrowings
(in thousands)

For each period:                            1998            1997          1996
                                            ----            ----          ----
Balance at period end                       $ 0             $ 0         $    0
Weighted average interest rate                0               0           5.67%
Maximum amount outstanding                    0               0          2,100
Maximum amount at any month end               0               0              0
Average amount outstanding                    0               0             27

Loans

As of December 31, 1998, the net loan portfolio of PFC Bank comprised 65.67% of total consolidated assets as compared with 63.43% for the year ending December 31, 1997.

Traditionally, PFC Bank has been highly dependent on home mortgage lending. While this type of loan comprises a large portion of the loan portfolio, PFC Bank has a wide range of other loans.

While the Bank offers a variety of loans to individual and corporate customers in Armstrong, Butler, Clarion and Indiana Counties of Pennsylvania, they concentrate their lending activities in residential mortgages in their local market area. These loans comprised approximately 62.57% of PFC Bank's gross loan portfolio as of December 31, 1998. As of that date, the remainder of the portfolio was made up of real estate construction loans comprising loans of 1.39%, commercial and agricultural loans of 19.91%, consumer loans of 13.69%; and, other loans comprising 2.44% of the loan portfolio. Although PFC Bank has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens located in the Bank's lending areas, there is no concentration of loans to borrowers engaged in similar economic activities which exceed 10% of the loans at December 31, 1998.

The risks associated with the various types of loans placed by PFC Bank are varied. The practices employed by the Bank in addressing these risks constantly evolves in response to economic conditions.

With respect to secured real estate lending, PFC Bank has traditionally placed heavy reliance on collateral value but has tightened its lending policies and is placing more reliance on the borrower's ability to repay. Because the Bank's market is comprised largely of an outlying but moderately prosperous section of Pennsylvania, PFC Bank has been somewhat cushioned from the real estate recessions as well as real estate booms, leaving values at very conservative levels through the years. The Bank experienced a decrease in non-performing assets from 1997 to 1998 of $68,000 or 7.11% following a decrease of $559,000 or 36.87% from 1996 to 1997. Restructured loans, non-accrual loans and loans 90 days or more past-due decreased by 7.64%, 57.14% and 3.77%, respectively. The tightening of lending policies has not decreased loan demand. In fact, total loans as of December 31, 1998, have increased over the balances at December 31, 1997, by $22.3 million following an increase from 1996 to 1997 of $16.3 million. The Bank intends to continue its policy of performing formal credit analyses in support of loan requests.

PFC's total consolidated loans (net of unearned income and the allowance for loan losses) at December 31, 1998, were $174,704,000, an increase of $22,308,000 or 14.64% as compared to $152,396,000 at December 31, 1997. The December 31, 1997 balance increased $16,346,000 or 12.01% over the year ended December 31, 1996. The increase in 1998 was due primarily to a $23.0 million increase in residential property loans. The increase in 1997 was due primarily to increases in residential loans and commercial loans and changes in PFC's pricing structure relative to the marketplace, and a general increase in loan demand due to the economic environment.


(in thousands and net of unearned income, but not the allowance for loan losses)

                                                           12/31/98      12/31/97      12/31/96      12/31/95      12/31/94
                                                           ----------------------------------------------------------------

Commercial, financial, agriculture                         $ 12,089      $ 17,200      $ 13,859      $  9,918      $  7,555
Real estate-construction                                      2,439         1,966         2,558           947         1,002
Real estate-mortgage                                        133,035       102,222        90,129        71,038        73,992
Consumer                                                     24,085        28,646        27,774        30,303        28,403
Other                                                         4,294         3,611         2,984         2,639         1,866
                                                           --------      --------      --------      --------      --------
          Totals                                           $175,942      $153,645      $137,304      $114,845      $112,818
                                                           ========      ========      ========      ========      ========


Percent of Loan Categories to Total Loans

                                           12/31/98    12/31/97     12/31/96     12/31/95     12/31/94
                                           -----------------------------------------------------------

Commercial, financial, agriculture           6.87%       11.19%       10.09%        8.63%        6.70%
Consumer/Other                              16.13%       21.00%       22.40%       28.69%       26.83%
Real estate                                 77.00%       67.81%       67.51%       62.68%       66.47%
                                           ------       ------       ------       ------       ------
                                           100.00%      100.00%      100.00%      100.00%      100.00%
                                           ======       ======       ======       ======       ======

Maturity Table as of December 31, 1998

                           Due
                    1 year or less   1-5 years     After 5 years      Totals
                    ---------------------------------------------------------

Floating rate        $    915        $   --          $   --          $    915
Fixed rate             28,396          63,053          83,578         175,027
                     --------        --------        --------        --------
                     $ 29,311        $ 63,053        $ 83,578        $175,942

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

Based on this information, management concluded that the Bank's allowance for loan losses was adequate to provide for known and inherent losses which may exist in the loan portfolio as of December 31, 1998.

The provision for loan losses was $200,000 for the twelve month period ended December 31, 1998 and $80,000 for the same period ended December 31, 1997. The allowance for loan losses was $1,238,000 at December 31, 1998, which was $11,000 less than the amount at December 31, 1997.

The provision for loan losses of $80,000 for the twelve month period ended December 31, 1997 was a $5,000 increase over the provision of $75,000 for the same period ended December 31, 1996. The allowance for loan losses decreased $5,000 from $1,254,000 at December 31, 1996 to $1,249,000 at December 1997.

The provision for loan losses for the year ended December 31, 1996 as compared to the year ended December 31, 1995, increased $15,000 from $60,000 or 25.00%. The allowance for loan losses of $1,254,000 at December 31, 1996 was $10,000 more than the amount reported at December 31, 1995.

Management recognizes the need to maintain an adequate reserve to meet the ongoing risks associated with a growing loan portfolio and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio. Net loan charge-offs were $211,000 for the twelve month period ended December 31, 1998 as compared to 1997 and 1996 net charge-offs of $85,000 and $65,000, respectively. The increase in net charge-offs in 1998 was due to a single loan charge-off of $151,000 arising from a successor letter of credit, derived from a letter of credit originally issued in 1985 by past management.

Non-performing assets of $889,000 were 71.81% of the allowance for loan losses at December 31, 1998. Non-performing assets compared to the allowance for loan losses at December 31, 1997 and 1996 were 76.62% and 120.89%, respectively. Non-performing assets consist of loans no longer accruing interest, loans accruing interest past due more than 90 days, restructured loans and other real estate owned (foreclosed assets).

The table on the following page summarizes the loan portfolio and loan charge-offs for the five years ended December 31, 1998.


Loan Loss Summary
(in thousands)                                                              Years Ended
                                                -----------------------------------------------------------------------
                                                  12/31/98      12/31/97       12/31/96       12/31/95      12/31/94
                                                -----------------------------------------------------------------------
Amount of loans outstanding at end
  of period, net of unearned income              $175,942       $153,645       $137,304       $114,845       $112,818
                                                 ========       ========       ========       ========       ========

Daily average amounts of loans                   $163,520       $143,529       $124,380       $111,927       $107,758
                                                 ========       ========       ========       ========       ========

Allowance for loan losses
  at the beginning of period                     $  1,249       $  1,254       $  1,244       $  1,383       $  1,311
Loans Charged-off:
  Commercial, financial, agriculture                  151              4              0            113            164
  Real-estate construction                              0              0              0              0              0
  Real-estate mortgage                                  0              0              0              0              0
  Consumer                                             95            101            107            110            136
  Leasing and other                                     0              0              0              0              0
                                                 --------       --------       --------       --------       --------
             Totals                                   246            105            107            223            300
Recoveries of loans previously charged-off:
  Commercial, financial, agriculture                    8              8              9             10            148
  Real estate - construction                            0              0              0              0              0
  Real estate - mortgage                                0              0             28              2              2
  Consumer                                             27             12              5             12             30
  Leasing and other                                     0              0              0              0              0
                                                 --------       --------       --------       --------       --------
             Totals                                    35             20             42             24            180
                                                 --------       --------       --------       --------       --------

Net loans charged off                            $    211       $     85       $     65       $    199       $    120

Additions to allowance charged
   to operations
                                                      200             80             75             60            192
                                                 --------       --------       --------       --------       --------
Allowance for loan losses                        $  1,238       $  1,249       $  1,254       $  1,244       $  1,383
                                                 ========       ========       ========       ========       ========

Ratio of net charge-offs during period
   to average loans outstanding                      0.13%          0.06%          0.05%          0.17%          0.11%
Ratio of reserves to net loans at end
   of period                                         0.70%          0.81%          0.91%          1.08%          1.23%

Allocation of Allowance for Loan Losses

Loan Type
  Commercial. financial, agriculture             $    260       $    421       $    600       $    600       $    439
  Real estate - construction/mortgage
                                                      100            100            100            164            193
  Consumer and other
                                                      180            505            118            140            189
  Not allocated
                                                      698            223            436            340            562
                                                 --------       --------       --------       --------       --------
             Totals                              $  1,238       $  1,249       $  1,254       $  1,244       $  1,383
                                                 ========       ========       ========       ========       ========

Non-Performing Assets

The table below presents non-performing assets in each of the five years ended December 31, 1998. Management is not aware of any significant loans outstanding which are current, but for which there is a serious doubt as to whether the customer can comply with loan repayment terms.

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
(in thousands)


                                            12/31/98    12/31/97    12/31/96    12/31/95   12/31/94
                                            -------------------------------------------------------

Non-accrual loans                            $   93      $  217      $  332      $  498      $  518
Accruing loans past due 90 days or more         434         451         799         819         416
Restructured loans                              133         144         155         167          83
Other real estate                               229         145         230          82         271
                                             ------      ------      ------      ------      ------
     Totals                                  $  889      $  957      $1,516      $1,566      $1,288
                                             ======      ======      ======      ======      ======


                                            12/31/98    12/31/97    12/31/96    12/31/95   12/31/94
                                            -------------------------------------------------------

Interest income which would have been
   recorded under original terms                $ 7         $26         $27         $32         $34
Interest income recorded during period           40           4           9          14          21
Commitments to lend additional funds            N/A         N/A         N/A         N/A         N/A


Deposits

PFC Bank continues to rely upon deposits as its primary source of funds. Deposits consist of interest bearing and non-interest bearing demand deposits, savings deposits and time deposits.

The table below presents average daily deposits and interest rates and maturities of time deposits of $100,000 or more for the years ended December 31, 1998, 1997 and 1996.

Deposits
(in thousands)

                                                            Average Amount                            Average Rate
                                               -----------------------------------------------------------------------------
                                                   1998         1997         1996           1998       1997        1996
                                               -----------------------------------------------------------------------------
Non-interest bearing demand deposits                $24,980      $23,113      $ 21,320     --          --         --
Interest bearing demand deposits                     48,843       45,058        41,665     3.59%       3.53%       3.52%
Savings deposits                                     28,138       28,353        29,172     3.18%       3.18%       3.19%
Time deposits                                       101,135       87,246        72,339     5.74%       5.73%       5.64%
                                               ----------------------------------------
   Totals                                          $203,096     $183,770     $ 164,496
                                               ========================================

Maturities of Time Deposits of $100,000 or more

                                                   1998         1997         1996
                                               ----------------------------------------
Three months or less                                $20,624      $12,626       $ 6,710
Over three through twelve months                     14,871       13,246         6,393
Over 1 year through 5 years                           5,987        7,208         9,898
Over 5 years                                            100         --             100
                                               ----------------------------------------
   Totals                                           $41,582      $33,080      $ 23,101


PFC's consolidated deposit balance as of December 31, 1998 was $213,359,000, which is a $22,786,000 increase over the December 31, 1997 balance of $190,573,000. The December 31, 1997 balance was a $14,308,000 increase over the December 31, 1996 balance of $176,265,000. The majority of the deposit growth experienced in 1998 and 1997 occurred in time deposits.

Liquidity

PFC Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective and timely manner.

PFC Bank's principal sources of funds are deposits, scheduled payments and pre-payments of loan principal, maturities of investment securities and short-term investments, and other funds provided by operations. While loan payments and maturing investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. In order to meet the cash needs for 1998, PFC Bank maintained an average balance of federal funds sold of $3.7 million for the 12 months ended December 31, 1998, as compared to $7.6 million at December 31, 1997. At December 31, 1998, PFC held $8.8 million of investment securities and $29.3 million of loans maturing in less than one year. PFC Bank has the option to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank. The Bank also relies on the sale of bank equities as a secondary source of liquidity through the planned taking of capital gains. Management believes that the Bank's liquidity position is adequate at the present time.

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

Interest Sensitivity Cumulative Gap Analysis
(in thousands)

                                                                         December 31, 1998

                                                    0-3                  0-6                 0-12                 0-5
Assets:                                            Months               Months              Months               Years
                                                 ---------            ---------           ----------            ---------
Investments Securities                           $   3,754            $   6,404            $   9,601            $  31,456
Loans                                                9,006               17,016               29,311               92,364
Federal Funds sold                                   1,900                1,900                1,900                1,900
Interest Bearing Depository Balances                 8,268                8,268                8,268                8,268
                                                 ---------            ---------            ---------            ---------
     Total Earning Assets                        $  22,928            $  33,588            $  49,080            $ 133,988


Liabilities:
NOW Accounts                                     $   8,776            $   8,776            $   8,776            $   8,776
MMDA                                                17,568               17,568               17,568               17,568
>$100,000                                           20,624               30,264               35,495               41,482
<$100,000                                           16,067               25,202               43,639               65,780
                                                 ---------            ---------            ---------            ---------
     Total Interest-bearing Liabilities          $  63,035            $  81,810            $ 105,478            $ 133,606


Cumulative Gap                                     (40,107)             (48,222)             (56,398)                 382
Cumulative Gap Ratio                                (15.07)              (18.11)              (21.19)                0.14
Rate Sensitive Assets/
         Rate Sensitive Liabilities                  36.37%               41.06%               46.53%              100.29%




Peoples Financial Corp., Inc.
Changes in Interest Income/ Expense
(in thousands)                                                             December 31
                                                                          1998 vs. 1997
                                                                      Increase/Decrease due
                                                                          to change in
Interest income on:                                       Volume              Rate              Net
                                                          -------           ---------         -------
     Loans                                                $ 1,719           $  (196)          $ 1,523
     Investment securities                                    408              (219)              189
     Due from banks                                           459              (168)              291
     Federal funds sold and securities purchases             (213)               (6)             (219)
                                                          -------           -------           -------
             Total interest-earning assets                $ 2,373           $  (589)          $ 1,784

Interest expense on:
     Demand deposits                                      $   134           $    29           $   163
     Savings deposits                                          (7)                0                (7)
     Time deposits                                            795                10               805
     Short-term borrowings                                      0                 0                 0
                                                          -------           -------           -------
             Total interest-bearing liabilities           $   922           $    39           $   961



                                                                          December 31
                                                                         1997 vs. 1996
                                                                    Increase/Decrease due
                                                                         to change in
Interest income on:                                       Volume              Rate              Net
                                                          -------           ---------         -------
     Loans                                                $ 1,677           $  (245)          $ 1,432
     Investment securities                                    357              (263)               94
     Due from banks                                             0                 0                 0
     Federal funds sold and securities purchases               91                22               113
                                                          -------           -------           -------
             Total interest-earning assets                $ 2,125           $  (486)          $ 1,639

Interest expense on:
     Demand deposits                                      $   120           $     5           $   125
     Savings deposits                                         (17)               (3)              (20)
     Time deposits                                            822                87               909
     Short-term borrowings                                      0                 0                 0
                                                          -------           -------           -------
             Total interest-bearing liabilities           $   925           $    89           $ 1,014



                                                                        December 31
                                                                       1996 vs. 1995
                                                                    Increase/Decrease due
                                                                        to change in
Interest income on:                                       Volume             Rate               Net
                                                          -------           -------           -------
     Loans                                                $ 1,106           $  (159)          $   947
     Investment securities                                    235              (347)             (112)
     Due from banks                                             0                 0                 0
     Federal funds sold and securities purchases              (30)              (40)              (70)
                                                          -------           -------           -------
             Total interest-earning assets                $ 1,311           $  (546)          $   765

Interest expense on:
     Demand deposits                                      $   106           $   (17)          $    89
     Savings deposits                                         (20)               (9)              (29)
     Time deposits                                            197               (51)              146
     Short-term borrowings                                    (48)               20               (28)
                                                          -------           -------           -------
             Total interest-bearing liabilities           $   235           $   (57)          $   178

Capital Resources

Capital resources are provided by common stock, capital surplus and retained earnings. The objective of management is to emphasize current and future capital needs based upon anticipated growth.

PFC Bank has historically maintained an adequate capital position. The regulations of the FDIC require it to maintain a Leverage Ratio, Tier I Capital to Risk-Weighted Assets Ratio, and a Total Capital to Risk-Weighted Asset Ratio of 3%, 4%, and 8%, respectively. PFC Bank exceeds each of these ratios as shown in the following table representing PFC Bank at December 31, 1998, not including SFAS No. 115.

                                    PFC Bank

Leverage Ratio                        9.48%

Tier I Capital to Risk
Weighted Assets                      13.18%

Total Capital to Risk
Weighted Assets                      20.91%




Return on Equity and Assets
(not including SFAS No. 115)

                                                        12/31/98         12/31/97       12/31/96       12/31/95         12/31/94
                                                        --------         --------       --------       --------         ---------

Return on Assets
 (net income divided by  avg  total assets)                1.96%           1.45%           1.13%           0.76%           0.98%

Return on Equity
  (net income divided by average equity)                  21.03%          16.19%          11.90%           7.22%           7.49%

Equity to assets ratio
 (average equity divided by avg total assets)              9.32%           9.15%           9.54%          10.56%          13.15%


ITEM 8 - FINANCIAL STATEMENTS

The financial statements required by this Item are set forth at Exhibit 13, and incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    Part III

ITEM 10 -  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The information required by this Item, relating to directors, executive officers, control persons is set forth on pages 4 through 7 of the Registrant's Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Registrant with copies of all
Section 16(a) forms they file

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 1998 through December 31, 1998, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in pages 8 and 9 of the Registrant's Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, which pages are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in pages 10 and 12 of the Registrant's Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PFC Bank has a policy of granting loans to eligible directors, officers, employees and members of their immediate families. Loans are made in the ordinary course of business and on the same terms, including collateral requirements and interest rates, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collection. The table below sets forth information concerning each loan made by PFC Bank to executive officers, directors and major shareholders, for which a loan balance was outstanding at any time since January 1, 1998.
                                                                LARGEST AMOUNT

                                                  DATE OF        OUTSTANDING         BALANCE
NAME                          POSITION             LOAN       SINCE JAN. 1, 1998   DEC. 31, 1998
----                          --------             ----       ------------------   -------------
Timothy P. Reddinger          Secretary           various          191,229          155,974(1)
Frank T. Baker                Chairman               1998           85,000           82,460
Darl Hetrick                  Director            various          174,260          145,226(2)
James L. Kifer                Exec. V.P.             1998           72,339           72,339(3)
R.B. Robertson                Pres./CEO                                -0-              -0-(4)



(1) Comprised primarily of Standby Letters of Credit fully secured by cash on deposit.
(2) Comprised primarily of third party receivables associated with equipment sales by Mr. Hetrick's farm supply business. The receivables were purchased by PFC Bank from Mr. Hetrick with recourse to Mr. Hetrick in the event of non-payment by the equipment purchaser.
(3) Construction of Residential Mortgage.
(4) Letter of Credit

                                     Part IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM  8-K.

         (a)      1.  Financial Statements.

                      The following financial statements are included by reference in Part II, Item 8 hereof:

                      Report of Independent Certified Public Accountants.
                      Consolidated Balance Sheets.
                      Consolidated Statements of Income.
                      Consolidated Statements of Changes in Stockholders' Equity.
                      Consolidated Statement of Cash Flows.
                      Notes to Consolidated Financial Statements.

                  2.  Financial Statement Schedules.

                      Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

                  3. The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report

                      3(i)     Registrant's Articles of Incorporation.
                              (Incorporated by Reference to Registrant's
                               January 27, 1995, filing of Form S-4.

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

                      10(ii)   Settlement Agreement.
                              (Incorporated by Reference to the Registrant's
                               December 31, 1996 filing of Form 10-KSB.)

                      10(iii)  General Release.
                              (Incorporated by Reference to the Registrant's
                               December 31, 1996 filing of Form 10-KSB.)


                      11       Statement re: Computation of Earnings Per Share.
                              (Refer to Exhibit 13, page 3, Consolidated
                               Statement of Income.)

                      13       Annual report to Security Holders.
                              (Included with Financial Statements, which are
                               attached as Exhibit 13 hereto.)

                      21       Subsidiaries of the Registrant.

                      23       Consent of Independent Auditors.

                      27       Financial Data Schedule.

                      99       Proxy Statement.

            (b)  Reports on Form 8-K.

            (c) The exhibits required herein are included at Item 14(a), above.

            (d)  Not Applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
                                                   Peoples Financial Corp., Inc.
                                                   (Registrant)

March 26, 1999                                      By    R.B. Robertson
                                                          --------------
                                                          R.B. Robertson
                                                          President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                Title                            Date
---------                                                -----                            -----

R.B. Robertson                                           President/CEO                    March 26, 1999
                                                         and Director

Frank Baker                                              Chairman/Director                March 26, 1999

Darl Hetrick                                             Vice President and Director      March 26, 1999

Timothy Reddinger                                        Secretary and Director           March 26, 1999

William H. Toy                                           Director                         March 26, 1999

R.B. Robertson, Jr                                       Director                         March 26, 1999

Howard H. Shreckengost                                   Director                         March 26, 1999

J. Jack Sherman                                          Director                         March 26, 1999

Francis E. Kane                                          Director                         March 26, 1999

James L. Kifer                                           Executive Vice President         March 26, 1999
                                                         Principal Financial Officer
                                                         Principal Accounting Officer


                                  EXHIBIT INDEX

                                                                                                           PAGE NO.
                                                                                                        IN MANUALLY
                                                                                                             SIGNED
                                                                                                        EXHIBIT NO.
                                                                                                           ORIGINAL

         (a)      1.  Financial Statements.

                      The following financial statements are included by reference in Part II, 39 Item 8 hereof:

                       Report of Independent Certified Public Accountants.
                       Consolidated Balance Sheets.
                       Consolidated Statements of Income.
                       Consolidated Statements of Changes in Stockholders' Equity.
                       Consolidated Statement of Cash Flows.
                       Notes to Consolidated Financial Statements.

                  2.  Financial Statement Schedules.

                       Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

                  3.  The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report

                      3(i)     Registrant's Articles of Incorporation.
                               (Incorporated by Reference to Registrant's
                               January 27, 1995, filing of Form S-4.

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

                      10(i)    Agreement between R.B. Robertson and Bank.
                               (Incorporated by Reference to the Registrant's
                               September 30, 1997 filing of Form 10-QSB.)

                      10(ii)   Settlement Agreement.
                               (Incorporated by Reference to the Registrant's
                               December 31, 1996 filing of Form 10-KSB.)

                      10(iii)  General Release.
                               (Incorporated by Reference to the Registrant's
                               December 31, 1996 filing of Form 10-KSB.)


                      11       Statement re: Computation of Earnings Per Share.
                               (Refer to Exhibit 13, page 3, Consolidated
                               Statement of Income.)

                      13       Annual report to Security Holders.
                               (Included with Financial Statements, which are attached as Exhibit 13 hereto.)

                      21       Subsidiaries of the Registrant.                                                   64

                      23       Consent of Independent Auditors.                                                  65

                      27       Financial Data Schedule.                                                          66

                      99       Proxy Statement.                                                                  68

         (b)  Reports on Form 8-K.

         (c) The exhibits required herein are included at Item 14(a), above.

         (d)  Not Applicable.
