Form 10-Q
period 1999-03-31
PEOPLES FINANCIAL CORP INC /PA/
filed 1999-05-10
CIK 936948

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark one)
     [X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended       March 31, 1999
                                             ------------------------

     [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________ to _______________

             Commission file number        33-88802
                                     ---------------------

                          PEOPLES FINANCIAL CORP., INC.
       --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Pennsylvania                                       25-1469914
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

               Ford Street and Fourth Avenue, Ford City, PA 16226
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (724) 763-1221
               --------------------------------------------------
                           (Issuer's telephone number)


    -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable dates:    May 1, 1999
                                                    ----------------

     As of May 1, 1999, there were 1,768,694 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY


INDEX                                                                       PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets -
         March 31, 1999 (unaudited) and December 31, 1998 . . . . . . . . .  1

         Consolidated Statements of Income -
         Three months ended March 31, 1999 and 1998 (unaudited). . . .  . .  2

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 1999 and 1998 (unaudited) . . . . . .  3

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . 4

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation. . . . . . . . . . . . 5

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk . . . . .12

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .13

ITEM 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .13

ITEM 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 13

ITEM 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . 13

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                           March 31,
                                                             1999           December 31
                                                          (Unaudited)           1998
                                                         ------------      ------------
ASSETS
     Cash and due from banks                             $ 11,523,898      $ 13,010,077
     Federal funds sold                                     9,225,000         1,900,000
     Available-for-sale securities                         32,920,633        37,361,888
     Held-to-maturity securities                           32,527,388        32,628,821
     Federal Home Loan Bank stock, at cost                    841,500           841,500
     Loans receivable, net                                178,263,079       174,704,201
     Premises and equipment, net                            3,245,395         2,331,643
     Other assets                                           4,109,639         2,224,143
                                                         ------------      ------------

          Total Assets                                   $272,656,532      $266,002,273
                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                           $ 25,273,045      $ 26,205,654
          Interest bearing                                196,446,758       187,153,692
                                                         ------------      ------------
          Total deposits                                  221,719,803       213,359,346

     Accrued interest and other liabilities                11,706,679        12,068,806
                                                         ------------      ------------

          Total Liabilities                               233,426,482       225,428,152

STOCKHOLDERS' EQUITY
     Common stock, par value                                  530,608           530,608
     Surplus                                                3,750,044         3,750,044
     Retained earnings                                     20,261,342        18,808,764
     Accumulated other comprehensive income                14,688,056        17,484,705
                                                         ------------      ------------
          Total stockholders' equity                       39,230,050        40,574,121
                                                         ------------      ------------

          Total Liabilities and Stockholders Equity      $272,656,532      $266,002,273
                                                         ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Three Months Ended March 31,
                                                             1999            1998
                                                          ----------      ----------
Interest Income
  Loans                                                   $3,574,582      $3,345,024
  Investment securities                                      757,082         715,664
  Interest-bearing deposits                                   28,076          32,665
  Federal funds sold                                          92,281          72,526
                                                          ----------      ----------
          Total interest income                            4,452,021       4,165,879

Interest Expense
  Deposits                                                 2,240,862       2,006,908
                                                          ----------      ----------
Net Interest Income                                        2,211,159       2,158,971
Provision for Loan Losses                                     60,000          30,000
                                                          ----------      ----------
Net Interest Income after Provision for Loan Losses        2,151,159       2,128,971

Other Income
  Service fees                                               129,882         160,210
  Net investment gains                                     1,615,207         236,212
  Other                                                        6,188           7,609
                                                          ----------      ----------
                                                           1,761,277         404,031
Other Expenses
  Salaries                                                   460,918         525,274
  Pension and other employee benefits                        227,511         209,348
  Occupancy expense                                          271,938         269,841
  Legal and professional                                      41,105          56,173
  Regulatory fees                                             14,538          13,745
  Data processing                                             48,053          43,557
  Other                                                      395,223         379,819
                                                          ----------      ----------
                                                           1,459,286       1,497,757
Income Before Income Taxes                                 2,453,150       1,035,245
Provision for Income Taxes                                   770,642         266,325
                                                          ----------      ----------
Net Income                                                $1,682,508      $  768,920
                                                          ==========      ==========
Net Income per Share of Common Stock                      $     0.95      $     0.44
                                                          ==========      ==========
Net Income per Share of Common Stock (fully diluted)      $     0.95      $     0.44
                                                          ==========      ==========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock (1)                            1,768,694       1,764,336
                                                          ==========      ==========

(1) Adjusted to reflect retroactive treatment of 100% stock dividend in the form of a stock split.

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                               1999               1998
                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 $  1,682,508       $    768,920
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization                                                   238,993            129,449
Net accretion/amortization of
 premiums and discounts                                                           2,215             (4,510)
Provision for loan losses                                                        60,000             30,000
Loss on sale / disposal of assets                                                37,824             (1,095)
Reinvestment of stock dividends                                                 (26,341)           (12,811)
Increase (decrease) in cash due to changes in assets and liabilities:
         Other assets                                                        (1,681,173)          (315,954)
         Accrued interest and other liabilities                                 871,413            383,048
                                                                           ------------       ------------
     Net Cash From Operating Activities                                       1,185,439            977,047

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                          132,632             16,830
  Proceeds from maturities of securities held to maturity                     3,930,000          7,995,262
  Purchase of securities held to maturity                                    (3,827,906)        (7,577,904)
  Net loans made to customers                                                (3,627,507)        (4,220,401)
  Purchases of Premises and equipment                                           (86,708)           (36,104)
                                                                           ------------       ------------
   Net Cash Used By Investing Activities                                     (3,479,489)        (3,822,317)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                    8,362,801          9,619,886
  Dividends paid                                                               (229,930)          (220,542)
                                                                           ------------       ------------
Net Cash From Financing Activities                                            8,132,871          9,399,344
                                                                           ------------       ------------

Net Change in Cash and Cash Equivalents                                       5,838,821          6,554,074

Cash and Cash Equivalents at Beginning of Period                             14,910,077         11,078,535
                                                                           ------------       ------------

Cash and Cash Equivalents at End of Period                                 $ 20,748,898       $ 17,632,609
                                                                           ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY PRIVATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the Corporation) and its wholly owned subsidiary, PFC Bank (the Bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Corporations consolidated year-end financial statements, including notes thereto, which are included in the Corporations 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

NOTE B - EARNINGS PER SHARE

Shares used in the earnings per share computation are the weighted average number of shares outstanding during the periods in question. All share and per share data has been adjusted for the 100% stock dividend in the form of a two-for-one stock split approved by the Board of Directors for all shareholders of record January 20, 1999, paid February 10, 1999.

NOTE C - RECLASSIFICATIONS

Certain previously reported items have been reclassified to conform to the current year's classifications. Specifically, the Company discloses certain non-income statement changes to equity balances under the classification of "Accumulated Other Comprehensive Income" in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. The reclassifications have no effect on total assets, total liabilities and stockholders' equity, or net income.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the three months ended March 31, 1999, the Corporation's total assets increased over December 31, 1998 by $6.7 million resulting primarily from increases of approximately $5.8 million in liquid assets such as cash and due from banks and federal funds sold, $3.6 million in net loans and $1.9 million in other assets. These increases are offset by a decrease in investments of $4.5 million.

The increase in total liabilities of approximately $8.0 million from December 31, 1998 to March 31, 1999 is attributable to an increase in deposits of $8.4 million offset slightly by a decrease in other liabilities of $0.4 million.

As of March 31, 1999, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non-performing loans to total loans of 0.23% as compared to a ratio of 0.30% as of the end of December 31, 1998. Included in the first quarter, non-performing loan totals were loans totaling $420,000 that were delinquent more than 90 days or held on non-accrual status. At March 31, 1999, the allowance for possible loan losses was $1,294,000, which represented 0.72% of net loans as compared to 0.70% at the end of the previous calendar year. Non-performing loans totaled 7.65% of the allowance for possible loan losses, as compared to 7.51% at December 31, 1998.

In management's opinion, the allowance for possible loan losses at March 31, 1999 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the three-month period ended March 31, 1999, the Corporation recognized net income of $1,683,000, an increase of $914,000 over the same period in the prior year. Much of this increase is attributable to capital gains taken from the sale of available-for-sale securities. Operating income before capital gains and taxes increased by $39,000, or 4.5%

The operating results of the Corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank also has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the three-month period ended March 31, 1999 was $4.5 million, an increase of $286,000 from the three-month period ended March 31, 1998. This increase is primarily attributed to a $230,000 increase in interest on the loan portfolio in addition to an increase of $41,000 in interest on investment securities. Interest expense for the three-month period ended March 31, 1999 was approximately $2.2 million, a $234,000 increase over the same three-month period ended March 31, 1998. Management attributes this increase primarily to the $9.3 million increase in interest bearing deposits since December 31, 1998.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the three-month period ended March 31, 1999, PFC Bank recorded $60,000 to the provision for loan losses as compared to $30,000 for the same period in the previous year. Net charge-offs for the three-month period ended March 31, 1999 amounted to $4,600 as compared to $34,000 for the three-month period ended March 31, 1998.

Activity in the allowance for loan losses was as follows:

                                    Three-Months Ended           Year Ended
                                      March 31, 1999         December 31, 1998
                                    -------------------      -----------------

Balance, beginning of period              $ 1,238                 $ 1,249
Provision                                      60                     200
Charge-offs                                   (18)                   (246)
Recoveries                                     14                      35
                                          -------                 -------
Balance, end of period                    $ 1,294                 $ 1,238
                                          =======                 =======

Other Income

Other income for the three-month period ended March 31, 1999 was approximately $1.8 million, an increase of nearly $1.4 million over the three-month period ended March 31, 1998. This increase is primarily attributable to capital gains from the sale of available-for-sale securities of $1.6 million for the three-month period ended March 31, 1999 as compared with capital gains of $236,000 for the same period of 1998. These net gains were primarily the result of the liquidation of a portion of PFC Bank's stock portfolio. The gains were offset by a decrease of $30,000, attributable to a decrease in fees and commissions.

Other Expenses

Total other expenses decreased by $38,000 for the three-month period ended March 31, 1999 when compared to the same period in the prior year. This decrease was the result of decreases in miscellaneous expenses such as salaries and employees benefits ($46,000), attorney fees ($20,000) and advertising ($8,000) partially offset by increases in other real estate expenses ($10,000), telephone expenses ($6,000) and other various expenses ($22,000).

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation incurred a provision for income taxes of $771,000 for the three-month period ended March 31, 1999, as compared to $266,000 for the same period ended March 31, 1998. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

Liquidity

Liquidity is the availability of funds to meet the daily requirements of the business. For financial institutions, demand for funds comes principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities, sales of investment securities, deposit growth or short-term borrowings. Liquidity measures are formally reviewed by management monthly, and they continue to show adequate liquidity in all areas of the organization.

Capital Adequacy

PFC Bank is subject to various regulatory capital requirements administered by federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital and Tier I capital to risk-weighted assets and leverage ratio. Equity and risk-based capital ratios for the Bank are as follows:

                           March 31,        December 31,         December 31,
                             1999              1998                 1997

Leverage Ratio                9.69%            9.48%                8.33%

Risk-Based Capital           21.49%           20.91%               13.10%

Tier I Capital               14.42%           13.18%               12.30%

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

Management estimates that changes in PFC Bank's FDIC assessment rate, resulting from the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact the results of operations net of income taxes. Prior to this enactment, PFC Bank was not required to pay any FDIC assessment. Although the Bank is in the minimum assessment bracket, income will be impacted in the amount of $24,500 for the year ended December 31, 1999. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and simplification of forms and disclosures.

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

Corporation's State of  Year 2000 Readiness

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

Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the Year 2000. The Corporation has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems (such as postage meters and fax machines). This assessment identified 60 systems, processes or proprietary programs, which could be impacted by the century date change. As of March 31, 1999, the Corporation has remedied 58 or 97% of the programs, with all systems expected to be ready/compliant by May 31, 1999.

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

The Corporation has initiated communications with all of its significant vendors, suppliers and large commercial customers to determine the extent to which the Corporation is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. In the event that any of the Corporation's significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, the Corporation's business or operations could be adversely affected. For significant vendors, the Corporation will validate that they are Year 2000 compliant by May 31, 1999, or make plans to switch to a new vendor or system that is compliant. For insignificant vendors, the Corporation will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responds that they will not be compliant by May 31, 1999, the Corporation will seek a new vendor or system that is compliant.

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

Costs of Year 2000 Solutions

The Corporation will use both internal and external resources to reprogram, or replace, and test its software and hardware for Year 2000 modifications. Concurrent with the Year 2000 project, the Corporation will also be converting all its major date processing systems, both hardware and software, to current technology. The Corporation plans to complete both the Year 2000 and systems conversion projects within 1-2 months or no later than May 31, 1999, for all critical systems.

As of March 31, 1999, $32,000 has been expended as Year 2000 costs. Management expects to spend a total of $135,000 for the entire project. Of the total projects' cost, approximately $88,000 is attributable to the purchase of new software which will be capitalized. The remaining $15,000 will be expensed as incurred over the next nine months. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect the amount required to be expensed over the next nine months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by the Corporation or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.


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

Risks of Year 2000 Issues

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

Year 2000 Contingency Plans

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 1998. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings
  Not applicable

ITEM 2.  Changes in Securities
  Not applicable

ITEM 3.  Defaults Upon Senior Securities
  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
On March 31, 1999, Peoples Financial Corp., Inc. held its Annual Shareholder's meeting. During the meeting the following Directors were elected: Frank T. Baker, Darl Hetrick, Francis Kane, Timothy P. Reddinger, R.B. Robertson, R.B. Robertson, Jr., J. Jack Sherman, Howard Schreckengost and William H. Toy. In addition, the shareholders ratified the selection of Edwards, Leap and Sauer, as the independent accountants for the Corporation for 1999.

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

                   (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).






PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION (cont.)

ITEM 6.  Exhibits and Reports on Form 8-K (cont.)

         10)(iii)  General Release
                   (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

         11        Statement re:  Computation of Earnings Per Share.
                   (included herein at Part I, Item 1, Page 2 of this
                   Form 10-Q).

         12        Statement re:  Computation of Ratios.
                   (included herein at Part 1, Item 1, Page 9 of this
                   Form 10-Q).

         27        Financial Data Schedule


  (b)    Reports on Form 8-K

                   The Registrant did not file any current reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 7, 1999
        ------------------------------


                                                  PEOPLES FINANCIAL CORP., INC.
                                                          (Registrant)



/s/ R.B. Robertson
--------------------------------------
R.B. Robertson
President & Chief Executive Officer


/s/ James L. Kifer
--------------------------------------
James L. Kifer
Executive Vice President & Asst. Secretary

                                  EXHIBIT INDEX

                                                                  PAGE NO.
                                                               IN MANUALLY
                                                                    SIGNED
                                                               EXHIBIT NO.
                                                                  ORIGINAL


(a) The following Exhibits are files herewith or incorporated by referenc as a part of this Annual Report.


         3(i)     Registrant's Articles of Incorporation.
                  (Incorporated by reference in Registrant's
                  January 27, 1995 filing of Form  S-4).

         3(ii)    Registrant's By-Laws.
                  (Incorporated by reference in Registrant's
                  January 27, 1995 filing of Form S-4).

         10(i)    Agreement between R.B. Robertson and Bank.
                  (Incorporated by Reference in the Registrant's
                  September 30, 1997 filing of Form 10-QSB).

         10(ii)   Settlement Agreement.
                  (Incorporated by Reference in the Registrant's
                  December 31, 996 filing of Form 10-KSB).

         10)(iii) General Release
                  (Incorporated by Reference in the Registrant'
                  December 31, 1996 filing of Form 10-KSB).

         11 Statement re: Computation of Earnings Per Share. (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

         12       Statement re:  Computation of Ratios.
                  (included herein at Part 1, Item 1, Page 9 of this Form 10-Q).

         27       Financial Data Schedule                                19