Form 10-Q
period 1999-06-30
PEOPLES FINANCIAL CORP INC /PA/
filed 1999-08-03
CIK 936948

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark one)
     [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999
                                                   -------------

     [  ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________ to _____________

                    Commission file number 33-88802
                                           --------

                          PEOPLES FINANCIAL CORP., INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                   25-1469914
- -------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

               Ford Street and Fourth Avenue, Ford City, PA 16226
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (724) 763-1221
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No __
                                                                      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates: August 1, 1999
                                                   --------------

     As of August 1, 1999, there were 1,768,694 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY


INDEX                                                                                             PAGE
- -----                                                                                             ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets -
         June 30, 1999 (unaudited), December 31, 1998 and June 30, 1998 (unaudited ..............   1

         Consolidated Statements of Income -
         Six months ended June 30, 1999 and 1998 (unaudited) ....................................   2

         Consolidated Statements of Income -
         Three months ended June 30, 1999 and 1998 (unaudited) ..................................   3

         Consolidated Statements of Cash Flows -
         Six months ended June 30, 1999 and 1998 (unaudited) ....................................   4

         Notes to Consolidated Financial Statements .............................................   5

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation ...........................................   6

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk ..............................  14

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ......................................................................  15

ITEM 2.  Changes in Securities ..................................................................  15

ITEM 3.  Defaults Upon Senior Securities ........................................................  15

ITEM 4.  Submission of Matters to a Vote of Security Holders ....................................  15

ITEM 5.  Other Information ......................................................................  15

ITEM 6.  Exhibits and Reports on Form 8-K .......................................................  15

SIGNATURES ......................................................................................  17


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                                 June 30,
                                                                        1999             December 31             1998
ASSETS                                                               (Unaudited)             1998              (Unaudited)
                                                                    ------------        -------------         ------------
     Cash and due from banks                                        $ 12,675,588         $ 13,010,077         $ 10,650,978
     Federal funds sold                                                9,150,000            1,900,000            4,800,000
     Available-for-sale securities                                    33,572,947           37,361,888           40,365,087
     Held-to-maturity securities                                      32,068,118           32,628,821           31,002,129
     Federal Home Loan Bank stock, at cost                             1,101,000              841,500              841,500
     Loans receivable, net                                           187,284,819          174,704,201          161,643,384
     Premises and equipment, net                                       3,172,800            3,331,643            3,234,893
     Other assets                                                      3,155,596            2,224,143            2,527,616
                                                                    ------------        -------------         ------------

          Total Assets                                              $282,180,868        $ 266,002,273         $255,065,587
                                                                    ============        =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                                      $ 27,041,958         $ 26,205,654        $  25,154,269
          Interest bearing                                           203,874,257          187,153,692          176,619,266
                                                                    ------------        -------------         ------------
          Total deposits                                             230,916,215          213,359,346          201,773,535

     Accrued interest and other liabilities                           11,212,271           12,068,806           13,232,776
                                                                    ------------        -------------         ------------

          Total Liabilities                                          243,128,486          225,428,152          215,006,311

STOCKHOLDERS' EQUITY
     Common stock, par value                                             530,608              530,608              529,300
     Surplus                                                           3,750,044            3,750,044            3,668,006
     Retained earnings                                                20,666,178           18,808,764           16,479,429
     Accumulated other comprehensive income                           15,105,552           17,484,705           19,382,541
                                                                    ------------        -------------         ------------
          Total stockholders' equity                                                       40,574,121           40,059,276
                                                                      40,052,382
                                                                    ------------        -------------         ------------

          Total Liabilities and Stockholders Equity                $ 282,180,868        $ 266,002,273        $ 255,065,587
                                                                    ============        =============         ============

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                   --------------------------------
Interest Income                                                                       1999                  1998
                                                                                   ----------            ----------
  Loans                                                                            $7,282,465            $6,791,423
  Investment securities                                                             1,454,295             1,476,686
  Interest-bearing deposits                                                           136,974               114,937
  Federal funds sold                                                                  203,124                89,977
                                                                                   ----------            ----------
          Total interest income                                                     9,076,858             8,473,023

Interest Expense
  Deposits                                                                          4,582,209             4,076,295
                                                                                   ----------            ----------
Net Interest Income                                                                 4,494,649             4,396,728

Provision for Loan Losses                                                              90,000                80,000
                                                                                   ----------            ----------
Net Interest Income after Provision for Loan Losses                                 4,404,649             4,316,728

Other Income
  Service fees                                                                        269,373               305,027
  Net investment gains                                                              1,623,111               376,544
  Other                                                                                25,897                26,580
                                                                                   ----------            ----------
                                                                                    1,918,381               708,151
Other Expenses
  Salaries                                                                            919,680               980,215
  Pension and other employee benefits                                                 452,551               448,624
  Occupancy expense                                                                   553,931               527,126
  Legal and professional                                                               75,452                96,633
  Regulatory fees                                                                      29,121                28,095
  Data processing                                                                      95,691                90,620
  Other                                                                               886,925               793,887
                                                                                   ----------            ----------
                                                                                    3,013,351             2,965,200

Income Before Income Taxes                                                          3,309,679             2,059,679

Provision for Income Taxes                                                            992,424               517,883
                                                                                   ----------            ----------
Net Income                                                                         $2,317,255            $1,541,796
                                                                                   ==========            ==========
Net Income per Share of Common Stock                                               $     1.31            $     0.87
                                                                                   ==========            ==========
Net Income per Share of Common Stock (fully diluted)                               $     1.31            $     0.87
                                                                                   ==========            ==========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock (1)                                                     1,768,694             1,764,336
                                                                                   ==========            ==========

(1) Adjusted to reflect retroactive treatment of 100% stock dividend in the form of a 2 for 1 stock split.

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                      Three Months Ended June 30,
                                                                                   --------------------------------
Interest Income                                                                       1999                 1998
                                                                                   ----------            ----------
  Loans                                                                            $3,707,883            $3,446,399
  Investment securities                                                               697,213               761,022
  Interest-bearing deposits                                                           108,898                82,272
  Federal funds sold                                                                  110,843                17,451
                                                                                   ----------            ----------
          Total interest income                                                     4,624,837             4,307,144

Interest Expense
  Deposits                                                                          2,341,347             2,069,387
                                                                                   ----------            ----------
Net Interest Income                                                                 2,283,490             2,237,757

Provision for Loan Losses                                                              30,000                50,000
                                                                                   ----------            ----------
Net Interest Income after Provision for Loan Losses                                 2,253,490             2,187,757

Other Income
  Service fees                                                                        139,491               144,817
  Net investment gains                                                                  7,904               140,332
  Other                                                                                 9,709                18,971
                                                                                   ----------            ----------
                                                                                      157,104               304,120
Other Expenses
  Salaries                                                                            458,762               454,941
  Pension and other employee benefits                                                 225,040               239,276
  Occupancy expense                                                                   281,993               257,285
  Legal and professional                                                               34,347                40,460
  Regulatory fees                                                                      14,583                14,350
  Data processing                                                                      47,638                47,063
  Other                                                                               491,702               414,068
                                                                                   ----------            ----------
                                                                                    1,554,065             1,467,443

Income Before Income Taxes                                                            856,529             1,024,434

Provision for Income Taxes                                                            221,782               251,558
                                                                                   ----------            ----------
Net Income                                                                         $  634,747            $  772,876
                                                                                   ==========            ==========
Net Income per Share of Common Stock                                               $     0.36            $     0.44
                                                                                   ==========            ==========
Net Income per Share of Common Stock (fully diluted)                               $     0.36            $     0.44
                                                                                   ==========            ==========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock (1)                                                     1,768,694             1,764,336
                                                                                   ==========            ==========

(1) Adjusted to reflect retroactive treatment of 100% stock dividend in the form of a 2 for 1 stock split.

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                  ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 1999                   1998
                                                                                  -----------           -----------
Net Income                                                                        $ 2,317,255            $1,541,796
Adjustments to reconcile net cash from operating activities:
  Depreciation and amortization                                                       313,441               277,938
  Net accretion/amortization of
   premiums and discounts                                                              11,500                (6,798)
  Provision for loan losses                                                            90,000                80,000
  Loss on sale / disposal of assets                                                    93,399                 3,612
  Reinvestment of stock dividends                                                     (52,854)              (12,811)
Increase (decrease) in cash due to changes in assets and liabilities:
  Other assets                                                                       (729,964)             (147,803)
  Accrued interest and other liabilities                                              161,922               (80,037)
                                                                                  -----------           -----------

     Net Cash From Operating Activities                                             2,204,699             1,655,897

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                                 132,632                33,463
 Proceeds from maturities of securities held to maturity                            6,680,000             9,745,262
 Purchase of securities held to maturity                                           (6,113,220)           (8,328,138)
 Purchase of FHLB stock                                                              (259,500)             (101,300)
 Net loans made to customers                                                      (12,683,867)           (9,347,591)
 Purchases of Premises and equipment                                                 (145,196)              (56,764)
                                                                                  -----------           -----------

    Net Cash Used By Investing Activities                                         (12,389,151)           (8,055,068)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                          17,559,823            11,212,698

 Dividends paid                                                                      (459,860)             (441,084)
                                                                                  -----------           -----------
Net Cash From Financing Activities                                                 17,099,963            10,771,614
                                                                                  -----------           -----------

Net Change in Cash and Cash Equivalents                                             6,915,511             4,372,443

Cash and Cash Equivalents at Beginning of Period                                   14,910,077            11,078,535
                                                                                  -----------           -----------

Cash and Cash Equivalents at End of Period                                        $21,825,588           $15,450,978
                                                                                  ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the Corporation) and its wholly owned subsidiary, PFC Bank (the Bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Corporations consolidated year-end financial statements, including notes thereto, which are included in the Corporations 1998 Annual Report on Form 10-K. In the opinion of the Corporation, the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly the financial position as of June 30, 1999, the results of operation for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.

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

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the six months ended June 30, 1999, the Corporation's total assets increased over December 31, 1998 by $16.2 million resulting primarily from increases of approximately $12.6 million in net loans, $6.9 million in liquid assets such as cash and due from banks and federal funds sold, and $0.9 million in other assets. These increases are offset by a decrease in investments of over $4.3 million. The Corporation's total assets increased over June 30, 1998 by $27.1 million resulting from increases of $25.6 million in net loans and $6.4 million in cash and due from bank and federal funds sold offset by a decrease in investments of $5.7 million.

The increase in total liabilities of approximately $16.7 million from December 31, 1998 to June 30, 1999 is attributable to an increase in deposits of $17.6 million offset by a decrease in other liabilities of $0.9 million. The increase in total liabilities of $27.1 million from June 30, 1998 to June 30, 1999 is primarily attributable to an increase in deposits of $29.1 million offset by a decrease in other liabilities of $2.0 million.

As of June 30, 1999, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non-performing loans to total loans of 0.15% as compared to a ratio of 0.30% as of December 31, 1998 and 0.26% at June 30, 1998. Non-performing loan totals at June 30, 1999 were $290,000 that were delinquent more than 90 days or held on non-accrual status as compared to $527,000 and $662,000 at December 31, 1998 and June 30, 1998, respectively. At June 30, 1999, the allowance for possible loan losses was $1,323,000, which represented 0.71% of net loans as compared to 0.70% at December 31, 1998 and 0.69% at June 30, 1998. Non-performing loans totaled 7.86% of the allowance for possible loan losses, as compared to 7.51% at December 31, 1998 and 16.22% at June 30, 1998.

In management's opinion, the allowance for possible loan losses at June 30, 1999 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the six-month period ended June 30, 1999, the Corporation recognized net income of $2.3 million, an increase of $775,000 over the same period in the prior year. Much of this increase is attributable to capital gains taken from the sale of available-for-sale securities. Net income for the three-month period ended June 30, 1999 totaled $635,000, a decrease of $138,000 compared with the three-months ended June 30, 1998. This decrease was primarily attributable to a decrease in capital gains taken from the sale of available-for-sale securities.

The operating results of the Corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the six-month period ended June 30, 1999 was $9.1 million, an increase of $604,000 from the six-month period ended June 31, 1998. This increase is primarily attributed to a $491,000 increase in interest on the loan portfolio in addition to an increase of $113,000 in interest on federal funds sold. Interest expense for the six-month period ended June 30, 1999 was approximately $4.6 million, a $506,000 increase over the same six-month period ended June 30, 1998. Management attributes this increase primarily to the $27.3 million increase in interest bearing deposits since June 30, 1998. For the three-month period ended June 30, 1999, interest income was $4.6 million, a $318,000 increase as compared to the three-month period ended June 30, 1998. This increase is due to an increase in interest on loans of $261,000. Interest expense for the three-months ended June 30, 1999 of $2.3 million is an increase over the same period in 1998 of $272,000 due to an increase in interest bearing deposits.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the six-month period ended June 30, 1999, PFC Bank recorded $90,000 to the provision for loan losses as compared to $80,000 for the same period in the previous year. Net charge-offs for the six month period ended June 30, 1999 amounted to $4,800 as compared to $206,000 for the six-month period ended June 30, 1998. For the three-month period ended June 30, 1999, PFC Bank recorded $30,000 to the provision for loan losses as compared to $50,000 for the same period in the previous year. Net charge-offs for the three-month period ended June 30, 1999 amounted to $200 as compared to $172,000 for the three-month period ended June 30, 1998.

Activity in the allowance for loan losses was as follows:

                                   Six-Months Ended               Year Ended
                                       June 30, 1999           December 31, 1998
                                   -----------------           -----------------

Balance, beginning of period             $1,238                     $1,249
Provision                                    90                        200
Charge-offs                                 (27)                      (246)
Recoveries                                   22                         35
                                         ------                      ------
Balance, end of period                   $1,323                      $1,238
                                         ======                      ======

Other Income

Other income for the six-month period ended June 30, 1999 was approximately $1.9 million, an increase of over $1.2 million over the six-month period ended June 30, 1998. This increase is primarily attributable to capital gains from the sale of available-for-sale securities of $1.6 million for the six-month period ended June 30, 1999 as compared with capital gains of $377,000 for the same period of 1998. These net gains were primarily the result of the liquidation of a portion of PFC Bank's stock portfolio. The gains were offset by a decrease of $36,000, attributable to a decrease in fees and commissions. Other income for the three-month period ended June 30, 1999 was $157,000, a decrease of $147,000 as compared to the same period in 1998. This decrease was due to a $132,000 decrease in capital gains from the sale of available-for-sale securities and a $5,000 decrease in fees and commissions.


Other Expenses

Total other expenses increased $48,000 for the six-month period ended June 30, 1999 when compared to the same period in the prior year. This increase was the result of increases in various miscellaneous operating expenses of $78,000 and occupancy expense of $27,000, offsetting a decrease in salaries and employee benefits of $57,000. Other expenses for the three-months ended June 30, 1999 of $1.6 million increased $87,000 over the three-month period ended June 30, 1998. This increase was the result of increases in occupancy expense of $25,000 and miscellaneous operating expenses of $78,000 partially offset by decreases in salaries and employee benefits of $10,000 and legal and professional expenses of $6,000.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation incurred a provision for income taxes of $992,000 for the six-month period ended June 30, 1999, as compared to $518,000 for the same period ended June 30, 1998. During the three-month period ended June 30, 1999, the Corporation incurred a provision for income taxes of $222,000 as compared to $252,000 for the same period the previous year. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

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

Capital Adequacy

PFC Bank is subject to various regulatory capital requirements administered by federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital and Tier I capital to risk-weighted assets and leverage ratio. Equity and risk-based capital ratios for the Bank exceed these minimums ratios and are as follows:

                            June 30        December 31           June 30
                              1999             1998               1998
                            -------        -----------           -------
Leverage Ratio                9.54%            9.48%              9.07%

Risk-Based Capital           21.18%           20.91%             13.28%

Tier I Capital               14.36%           13.18%             12.59%

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

Management estimates that changes in PFC Bank's FDIC assessment rate, resulting from the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact the results of operations net of income taxes. Prior to this enactment, PFC Bank was not required to pay any FDIC assessment. Although the Bank is in the minimum assessment bracket, income will be impacted in the amount of $25,500 for the year ended December 31, 1999. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and simplification of forms and disclosures.

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

Based on an ongoing assessment, the Corporation has determined that it will be required to modify or replace portions of its software so that its computer systems will properly use dates beyond December 31, 1999. The Corporation presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem has been mitigated.

Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the Year 2000. The Corporation has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems (such as postage meters and fax machines). This assessment identified 60 systems, processes or proprietary programs, which could be impacted by the century date change. As of June 30, 1999, the Corporation has remedied all 60 or 100% of the programs.

The Corporation has acquired its mission-critical system which supports the Corporation's core business processes from a highly regarded third-party vendor. Thus, even though the Corporation does not have direct control over the renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts. The Corporation tested these systems in May 1998 and May 1999. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the Corporation's computer systems. The Corporation could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. The Corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, the Corporation is dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The Corporation is also assessing the impact, if any, the century date change may have on its credit risk.

The Corporation has initiated communications with all of its significant vendors, suppliers and large commercial customers to determine the extent to which the Corporation is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. In the event that any of the Corporation's significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, the Corporation's business or operations could be adversely affected. For significant vendors, the Corporation verified that they were Year 2000 compliant by May 31, 1999. For insignificant vendors, the Corporation will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responded that they were not compliant by May 31, 1999, the Corporation is seeking a new vendor or system that is compliant.

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

Costs of Year 2000 Solutions

The Corporation will use both internal and external resources to reprogram, or replace, and test its software and hardware for Year 2000 modifications. Concurrent with the Year 2000 project, the Corporation will also be converting all its major date processing systems, both hardware and software, to current technology. The Corporation completed both the Year 2000 and systems conversion projects May 31, 1999, for all critical systems.

Management expects to spend a total of $135,000 for the entire project. As of June 30, 1999, $35,000 has been expended as Year 2000 costs while $88,000 is attributable to the purchase of new software which will be capitalized. The remaining $12,000 will be expensed as incurred over the next six months. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect the amount required to be expensed over the next six months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by any of the Corporations' significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

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

PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings
Not applicable

ITEM 2.  Changes in Securities
Not applicable

ITEM 3.  Defaults Upon Senior Securities
Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
There was no submission of matters brought to a vote of security holders in the second quarter of 1999.

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

         10(ii)   Settlement Agreement.
                  (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 6.  Exhibits and Reports on Form 8-K (cont.)

         10)(iii)  General Release
                   (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

         11        Statement re: Computation of Earnings Per Share.
                   (included herein at Part I, Item 1, Page 2 and Page 3 of this Form 10-Q).

         12        Statement re: Computation of Ratios.
                   (included herein at Part 1, Item 2, Page 9 of this Form
                   10-Q).

         27        Financial Data Schedule


(b)      Reports on Form 8-K

                  The Registrant did note file any current reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August  5, 1999
           ---------------


                                                  PEOPLES FINANCIAL CORP., INC.
                                                                   (Registrant)



- -----------------------------------
R.B. Robertson
President & Chief Executive Officer


- ------------------------------------------
James L. Kifer
Executive Vice President & Asst. Secretary

                                  EXHIBIT INDEX

                                                                      PAGE NO.
                                                                   IN MANUALLY
                                                                        SIGNED
                                                                   EXHIBIT NO.
                                                                      ORIGINAL


(a) The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report.


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

         3(ii)    Registrant's By-Laws.
                  (Incorporated by reference in Registrant's January 27, 1995 filing of Form S-4).

         10(i)    Agreement between R.B. Robertson and Bank.
                  (Incorporated by Reference in the Registrant's September 30, 1997 filing of Form 10-QSB).

         10(ii)   Settlement Agreement.
                  (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

         10(iii)  General Release
                  (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

         11       Statement re: Computation of Earnings Per Share.
                  (included herein at Part I, Item 1, Page 2 and Page 3 of this Form 10-Q).

         12       Statement re:  Computation of Ratios.
                  (included herein at Part 1, Item 2, Page 9 of this Form
                  10-Q).

         27       Financial Data Schedule