Form 10-Q
period 1999-09-30
PEOPLES FINANCIAL CORP INC /PA/
filed 1999-11-04
CIK 936948

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark one)
    [X]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

    [ ]         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                Commission file number 33-88802

                          PEOPLES FINANCIAL CORP., INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                    25-1469914
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               Ford Street and Fourth Avenue, Ford City, PA 16226
               -------------------------------------------------
                    (Address of principal executive offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates: November 1, 1999
                                                   ----------------

     As of November 1, 1999, there were 1,773,052 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY


INDEX                                                                    PAGE
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

             Consolidated Balance Sheets -
             September 30, 1999 (unaudited), December 31, 1998 and
             September 30, 1998 (unaudited) . . . . . . . . . . . . . .     1

             Consolidated Statements of Income -
             Nine months ended September 30, 1999 and 1998 (unaudited) .    2

             Consolidated Statements of Income -
             Three months ended September 30, 1999 and 1998 (unaudited).    3

             Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1999 and 1998 (unaudited).     4

             Notes to Consolidated Financial Statements. . . . . . . . .    5

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operation. . . . . . . .    6

ITEM 3.      Quantitative and Qualitative Disclosure about Market Risk.    14

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    15

ITEM 2.      Changes in Securities. . . . . . . . . . . . . . . . . . .    15

ITEM 3.      Defaults Upon Senior Securities. . . . . . . . . . . . . .    15

ITEM 4.      Submission of Matters to a Vote of Security Holders. . . .    15

ITEM 5.      Other Information. . . . . . . . . . . . . . . . . . . . .    15

ITEM 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



                                                                     September 30,                              September 30,
                                                                          1999              December 31             1998
ASSETS                                                                (Unaudited)               1998             (Unaudited)
                                                                      -----------               ----             -----------
     Cash and due from banks                                          $  23,214,834         $  13,010,077       $ 12,083,837
     Federal funds sold                                                  10,100,000             1,900,000
                                                                                                                   9,325,000
     Available-for-sale securities                                       30,105,099            37,361,888         34,250,098
     Held-to-maturity securities                                         32,058,244            32,628,821         30,721,359
     Federal Home Loan Bank stock, at cost                                                        841,500
                                                                          1,408,400                                  841,500
     Loans receivable, net                                              195,829,029           174,704,201        167,622,310
     Premises and equipment, net                                                                3,331,643
                                                                          3,094,343                                3,353,447
     Other assets                                                                               2,224,143
                                                                          2,398,618                                2,133,553
                                                                      -------------         -------------       ------------

          Total Assets                                                $ 298,208,567         $ 266,002,273      $ 260,331,104
                                                                      =============         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                                        $  26,860,147         $  26,205,654       $ 24,113,331
          Interest bearing                                              214,062,779           187,153,692        185,472,967
                                                                      -------------         -------------       ------------
          Total deposits                                                240,922,926           213,359,346        209,586,298

     FHLB Borrowings                                                      8,000,000                     0                  0
     Accrued interest and other liabilities                              10,214,460            12,068,806         12,070,014
                                                                      -------------         -------------       ------------

          Total Liabilities                                             259,137,386           225,428,152        221,656,312

STOCKHOLDERS' EQUITY
     Common stock, par value                                                531,916               530,608            530,608
     Surplus                                                              3,832,083             3,750,044          3,750,044
     Retained earnings                                                   21,687,337            18,808,764         18,773,032
     Accumulated other comprehensive income                              13,019,845            17,484,705         15,621,108
                                                                      -------------         -------------       ------------
          Total stockholders' equity                                     39,071,181                               38,674,792
                                                                                               40,574,121
                                                                      -------------         -------------       ------------

          Total Liabilities and Stockholders Equity                   $ 298,208,567         $ 266,002,273      $ 260,331,104
                                                                      =============         =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
Interest Income                                                                           1999                  1998
                                                                                          ----                  ----
  Loans                                                                               $  11,222,527        $  10,306,325
  Investment securities                                                                   2,247,135
                                                                                                               2,213,122
  Interest-bearing deposits
                                                                                            225,763              255,022
  Federal funds sold
                                                                                            331,377              108,937
                                                                                      -------------        -------------
          Total interest income                                                          14,026,802
                                                                                                              12,883,406

Interest Expense
  Deposits                                                                                7,017,106
                                                                                                               6,242,735
  FHLB Borrowings
                                                                                             17,982                    -
                                                                                      -------------        -------------
Net Interest Income                                                                       6,991,714
                                                                                                               6,640,671

Provision for Loan Losses
                                                                                            120,000              140,000
                                                                                      -------------        -------------
Net Interest Income after Provision for Loan Losses                                       6,871,714
                                                                                                               6,500,671

Other Income
  Service fees
                                                                                            408,207              446,664
  Net investment gains                                                                    2,274,686            3,000,379
  Other
                                                                                             32,348               32,464
                                                                                      -------------        -------------
                                                                                          2,715,241
                                                                                                               3,479,507
Other Expenses
  Salaries                                                                                1,455,769
                                                                                                               1,508,097
  Pension and other employee benefits
                                                                                            664,811              654,989
  Occupancy expense
                                                                                            842,847              803,698
  Legal and professional
                                                                                            101,684              120,602
  Regulatory fees
                                                                                             46,769               44,613
  Data processing
                                                                                            119,876              129,249
  Other                                                                                   1,302,459
                                                                                                               1,166,244
                                                                                      -------------        -------------
                                                                                          4,534,215
                                                                                                               4,427,492

Income Before Income Taxes                                                                5,052,740
                                                                                                               5,552,686

Provision for Income Taxes                                                                1,466,098
                                                                                                               1,407,014
                                                                                      -------------        -------------
Net Income                                                                             $  3,586,642        $   4,145,672
                                                                                      =============        =============
Net Income per Share of Common Stock                                                     $     2.03          $      2.35
                                                                                      =============        =============
Net Income per Share of Common Stock (fully diluted)                                     $     2.03          $      2.35
                                                                                      =============        =============
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock (1)                                                           1,769,173
                                                                                                               1,764,815
                                                                                      =============        =============

(1) Adjusted to reflect retroactive treatment of 100% stock dividend in the form of a stock split.

         The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                        Three Months Ended September 30,
                                                                                        --------------------------------
Interest Income                                                                            1999                  1998
                                                                                           ----                  ----
                                                                                       ------------         ------------
  Loans                                                                                $  3,940,062         $  3,514,902
  Investment securities                                                                     792,840              736,436
  Interest-bearing deposits                                                                  88,789              140,085
  Federal funds sold                                                                        128,253               18,960
                                                                                       ------------         ------------
          Total interest income                                                           4,949,944            4,410,383

Interest Expense
  Deposits                                                                                2,434,897            2,166,440
  FHLB Borrowings                                                                            17,982                    -
                                                                                       ------------         ------------
Net Interest Income                                                                       2,497,065            2,243,943

Provision for Loan Losses                                                                    30,000               60,000
                                                                                       ------------         ------------
Net Interest Income after Provision for Loan Losses                                       2,467,065            2,183,943

Other Income
  Service fees                                                                              138,834              141,637
  Net investment gains                                                                      651,575            2,623,835
  Other                                                                                       6,451                5,884
                                                                                       ------------         ------------
                                                                                            796,860            2,771,356
Other Expenses
  Salaries                                                                                  536,089              527,882
  Pension and other employee benefits                                                       212,259              206,365
  Occupancy expense                                                                         288,916              276,572
  Legal and professional                                                                     26,232               23,969
  Regulatory fees                                                                            17,648               16,518
  Data processing                                                                            24,185               38,629
  Other                                                                                     415,535              372,357
                                                                                       ------------         ------------
                                                                                          1,520,864            1,462,292

Income Before Income Taxes                                                                1,743,061            3,493,007

Provision for Income Taxes                                                                  473,674              889,131
                                                                                       ------------        -------------
Net Income                                                                             $  1,269,387        $   2,603,876
                                                                                       ============        =============
Net Income per Share of Common Stock                                                   $        .72        $        1.47
                                                                                       ============        =============
Net Income per Share of Common Stock (fully diluted)                                   $        .72        $        1.47
                                                                                       ============        =============
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock (1)                                                           1,770,115            1,765,757
                                                                                       ============        =============


(1) Adjusted to reflect retroactive treatment of 100% stock dividend in the form of a stock split.

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           1999                1998
------------------------------------                                           ----                ----
Net Income                                                                 $  3,586,642       $  4,145,672
Adjustments to reconcile net cash from operating activities:
   Depreciation and amortization                                                609,617            648,481
   Net investment security gains                                             (2,274,686)        (3,000,379)
   Net accretion/amortization of
      premiums and discounts                                                     21,374             (8,922)
   Provision for loan losses                                                    120,000            140,000
   Loss on sale / disposal of assets                                             93,399              3,612
   Reinvestment of stock dividends                                              (52,854)           (36,670)
Increase (decrease) in cash due to changes in assets and liabilities:
         Other assets                                                            24,181            243,426
         Accrued interest and other liabilities                                 238,565            736,297
                                                                           ------------       ------------
     Net Cash From Operating Activities                                       2,366,238          2,871,517

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                        2,638,087          3,330,194
  Proceeds from maturities of securities held to maturity                     6,680,000         10,030,262
  Purchase of securities available for sale                                           0           (199,942)
  Purchase of securities held to maturity                                    (6,213,220)        (8,328,139)
  Purchase of FHLB stock                                                       (566,900)          (101,300)
  Net loans made to customers                                               (21,307,333)       (15,393,142)
  Purchases of Premises and equipment                                          (235,590)          (320,664)
                                                                           ------------       ------------
   Net Cash Used By Investing Activities                                    (19,004,956)       (10,982,731)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from FHLB Borrowings                                               8,000,000                  0
  Net increase in deposits                                                   27,568,216         19,029,184
  Proceeds from issuance of Common Stock                                         83,347             83,346
  Dividends paid                                                               (708,088)          (671,014)
                                                                           ------------       ------------
Net Cash From Financing Activities                                           34,943,475         18,441,516
                                                                           ------------       ------------

Net Change in Cash and Cash Equivalents                                      18,304,757         10,330,302

Cash and Cash Equivalents at Beginning of Period                             14,910,077         11,078,535
                                                                           ------------       ------------

Cash and Cash Equivalents at End of Period                                 $ 33,214,834       $ 21,408,837
                                                                           ============       ============

The accompanying notes are an integral part of these consolidated financial statements.


PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the Company or the Corporation) and its wholly owned subsidiary, PFC Bank (the Bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Corporation's consolidated year-end financial statements, including notes thereto, which are included in the Corporation's 1998 Annual Report on Form 10-K. In the opinion of the Corporation, the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly the financial position as of September 30, 1999, the results of operation for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

NOTE B - EARNINGS PER SHARE
Shares used in the earnings per share computation are the weighted average number of shares outstanding during the periods in question. All share and per share data has been adjusted for the 100% stock dividend in the form of a two-for-one stock split approved by the Board of Directors for all shareholders of record January 20, 1999, paid February 10, 1999.

NOTE C - FHLB BORROWINGS

NOTE D - RECLASSIFICATIONS
Certain previously reported items have been reclassified to conform to the current year's classifications. Specifically, the Company discloses certain non-income statement changes to equity balances under the classification of "Accumulated Other Comprehensive Income" in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. The reclassifications have no effect on total assets, total liabilities and stockholders' equity, or net income.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the nine months ended September 30, 1999, the Corporation's total assets increased over December 31, 1998 by $32.2 million resulting primarily from increases of approximately $21.1 million in net loans and $18.4 million in liquid assets such as cash and due from banks and federal funds sold. These increases are offset by a decrease in investments of $7.8 million. The Corporation's total assets increased over September 30, 1998 by $37.9 million resulting from increases of $28.2 million in net loans and $11.9 million in cash and due from bank and federal funds sold offset by a decrease in investments of $2.8 million.

The increase in total liabilities of approximately $33.7 million from December 31, 1998 to September 30, 1999 is attributable to increases in deposits of $27.6 million and short term borrowings of $8.0 million offset by a decrease in other liabilities of $3.9 million. The increase in total liabilities of $37.5 million from September 30, 1998 to September 30, 1999 is primarily attributable to increases in deposits of $31.3 million and short term borrowings of $8.0 million offset by a decrease in other liabilities of $1.9 million.

As of September 30, 1999, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non-performing loans to total loans of 0.10% as compared to a ratio of 0.30% as of December 31, 1998 and 0.31% at September 30, 1998. Non-performing loan totals at September 30, 1999 were $198,000 that were delinquent more than 90 days or held on non-accrual status as compared to $527,000 and $535,000 at December 31, 1998 and September 30, 1998, respectively. At September 30, 1999, the allowance for possible loan losses was $1,346,000, which represented 0.69% of net loans as compared to 0.70% at December 31, 1998 and 0.70% at September 30, 1998. Non-performing loans totaled 4.59% of the allowance for possible loan losses, as compared to 7.51% at December 31, 1998 and 15.95% at September 30, 1998.

In management's opinion, the allowance for possible loan losses at September 30, 1999 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the nine-month period ended September 30, 1999, the Corporation recognized net income of $3.6 million, a decrease of $559,000 over the same period in the prior year. This decrease is attributable to a decrease of $725,000 in capital gains taken from the sale of available-for-sale securities and an increase in other expenses of $107,000 offset by an increase in net interest income of $351,000. Net income for the three-month period ended September 30, 1999 totaled $1.3 million, a decrease of $1.3 million compared with the three-months ended September 30, 1998. This decrease was primarily attributable to a decrease in capital gains taken from the sale of available-for-sale securities of $2.0 million and a decrease in provision for income taxes of $415,000 offset by an increase of $253,000 in net interest income.

The operating results of the Corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the nine-month period ended September 30, 1999 was $14.0 million, an increase of over $1.1 million from the nine-month period ended September 30, 1998. This increase is primarily attributed to a $917,000 increase in interest on the loan portfolio in addition to an increase of $222,000 in interest on federal funds sold. Interest expense for the nine-month period ended September 30, 1999 was approximately $7.0 million, a $792,000 increase over the same nine-month period ended September 30, 1998. Management attributes this increase primarily to the $28.6 million increase in interest bearing deposits since September 30, 1998. For the three-month period ended September 30, 1999, interest income was $4.9 million, a $540,000 increase as compared to the three-month period ended September 30, 1998. This increase is due to an increase in interest on loans of $425,000. Interest expense for the three-months ended September 30, 1999 of $2.5 million is an increase over the same period in 1998 of $287,000 due to an increase in interest bearing deposits.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the nine-month period ended September 30, 1999, PFC Bank recorded $120,000 to the provision for loan losses as compared to $140,000 for the same period in the previous year. Net charge-offs for the nine month period ended September 30, 1999 amounted to $12,000 as compared to $211,000 for the nine-month period ended September 30, 1998. For the three-month period ended September 30, 1999, PFC

Bank recorded $30,000 to the provision for loan losses as compared to $60,000 for the same period in the previous year. Net charge-offs for the three-month period ended September 30, 1999 amounted to $8,000 as compared to $4,000 for the three-month period ended September 30, 1998.


Activity in the allowance for loan losses was as follows:

                                  Nine-Months Ended       Year Ended
                                  September 30, 1999  December 31, 1998
                                  ------------------  -----------------

Balance, beginning of period            $ 1,238             $ 1,249
Provision                                   120                 200
Charge-offs                                 (44)               (246)
Recoveries                                   32                  35
                                        -------             -------
Balance, end of period                  $ 1,346             $ 1,238
                                        =======             =======

Other Income

Other income for the nine-month period ended September 30, 1999 was approximately $2.7 million, a decrease of $764,000 over the nine-month period ended September 30, 1998. This decrease is primarily attributable to capital gains from the sale of available-for-sale securities of $2.3 million for the nine-month period ended September 30, 1999 as compared with capital gains of $3.0 million for the same period of 1998. These net gains were primarily the result of the liquidation of a portion of PFC Bank's stock portfolio. Other income for the three-month period ended September 30, 1999 was $797,000, a decrease of $2.0 million as compared to the same period in 1998. This decrease was due to a $2.0 million decrease in capital gains from the sale of available-for-sale securities.


Other Expenses

Total other expenses increased $107,000 for the nine-month period ended September 30, 1999 when compared to the same period in the prior year. This increase was the result of increases in various miscellaneous operating expenses of $110,000 and occupancy expense of $39,000, offsetting a decrease in salaries and employee benefits of $42,000. Other expenses for the three-months ended September 30, 1999 of $1.5 million increased $59,000 over the three-month period ended September 30, 1998. This increase was the result of increases in salaries and employee benefits of $14,000, occupancy expense of $12,000 and miscellaneous operating expenses of $32,000.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation incurred a provision for income taxes of $1.5 million for the nine-month period ended September 30, 1999, as compared to $1.4 million for the same period ended September 30, 1998. During the three-month period ended September 30, 1999, the Corporation incurred a provision for income taxes of $474,000 as compared to $889,000 for the same period the previous year. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

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

                        September 30  December 31  September 30
                            1999         1998          1998

Leverage Ratio              9.16%         9.48%         9.60%

Risk-Based Capital         20.41%        20.91%        21.50%

Tier I Capital             14.52%        13.18%       14.13%

Regulatory Activity

In recent years, Pennsylvania enacted a law to permit state chartered banking institutions to sell insurance. This follows a U.S. Supreme Court decision in favor of nationwide insurance sales by banks. The decision also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. PFC Bank does not currently have plans to enter the insurance field but continues to review this option.

Congress is currently considering legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act, which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

Management estimates that changes in PFC Bank's FDIC assessment rate, resulting from the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact the results of operations net of income taxes. Prior to this enactment, PFC Bank was not required to pay any FDIC assessment. Although the Bank is in the minimum assessment bracket, income will be impacted in the amount of $26,000 for the year ended December 31, 1999. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and simplification of forms and disclosures.

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

Based on an ongoing assessment, the Corporation determined that it was required to modify or replace portions of its software so that its computer systems would properly use dates beyond December 31, 1999. The Corporation presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem has been mitigated.

Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the Year 2000. The Corporation has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems (such as postage meters and fax machines). This assessment identified 60 systems, processes or proprietary programs, which could be impacted by the century date change. As of June 30, 1999, the Corporation had remedied all 60 or 100% of the programs.

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

The Corporation has initiated communications with all of its significant vendors, suppliers and large commercial customers to determine the extent to which the Corporation is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. In the event that any of the Corporation's significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, the Corporation's business or operations could be adversely affected. For significant vendors, the Corporation verified that they were Year 2000 compliant by May 31, 1999. For insignificant vendors, the Corporation will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responded that they were not compliant by May 31, 1999, the Corporation replaced this vendor or system with one that is compliant.

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

Management expects to spend a total of $135,000 for the entire project. As of September 30, 1999, $35,000 has been expended as Year 2000 costs while $88,000 is attributable to the purchase of new software which will be capitalized. The remaining $12,000 will be expensed as incurred over the next three months. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect the amount required to be expensed over the next three months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by any of the Corporations' significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

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

Year 2000 Contingency Plans

The Corporation has completed contingency plans and assessed the potential adverse risks to the Corporation. The Corporation's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

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

PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings
  Not applicable

ITEM 2.  Changes in Securities
  Not applicable

ITEM 3.  Defaults Upon Senior Securities
  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
There was no submission of matters brought to a vote of security holders in the third quarter of 1999.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         3(i)     Registrant's Articles of Incorporation.
                  (Incorporated by reference in Registrant's January 27, 1995, filing on Form S-4).

         3(ii)    Registrant's By-Laws.
                  (Incorporated by reference in Registrant's January 27, 1995, filing on Form S-4).

         10(i)    Agreement between R.B. Robertson and Bank.
                  (Incorporated by Reference in the Registrant's September 30, 1997 filing on Form 10-QSB).

         10(ii)   Settlement Agreement.
                  (Incorporated by Reference in the Registrant's December 31, 1996 filing on Form 10-KSB).

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 6. Exhibits and Reports on Form 8-K (cont.)

        10 (iii)  General Release
                  (Incorporated by Reference in the Registrant's December 31, 1996 filing on Form 10-KSB).

        10 (iv) Amendment to Executive Employment Agreement dated October 20, 1999, between R.B. Robertson and Bank.

        11        Statement re:   Computation of Earnings Per Share.
                  (included herein at Part I, Item 1, Page 2 and Page 3 of this Form 10-Q).

        12        Statement re:  Computation of Ratios.
                  (included herein at Part 1, Item 2, Page 9 of this Form 10-Q).

        27        Financial Data Schedule


  (b)   Reports on Form 8-K

                The Registrant did note file any current reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     October  29, 1999
           -----------------


                                                   PEOPLES FINANCIAL CORP., INC.
                                                                    (Registrant)

R.B. Robertson
-----------------------------------
R.B. Robertson
President & Chief Executive Officer

James L. Kifer
------------------------------------------
James L. Kifer
Executive Vice President & Asst. Secretary

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

      3(i)     Registrant's Articles of Incorporation.
               (Incorporated by reference in Registrant's January 27, 1995 filing of Form S-4).

      3(ii)    Registrant's By-Laws.
               (Incorporated by reference in Registrant's January 27, 1995 filing of Form S-4).

      10(i)    Agreement between R.B. Robertson and Bank.
               (Incorporated by Reference in the Registrant's September 30, 1997 filing of Form 10-QSB).

      10(ii)   Settlement Agreement.
               (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

      10 (iii) General Release
               (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

      10 (iv)  Amendment to Executive Employment Agreement dated October 20,
               1999, between R.B. Robertson and Bank                          19

      11       Statement re:   Computation of Earnings Per Share.
               (included herein at Part I, Item 1, Page 2 and Page 3 of this Form 10-Q).

      12       Statement re:  Computation of Ratios.
               (included herein at Part 1, Item 2, Page 9 of this Form
               10-Q).

      27       Financial Data Schedule                                        22