Form 10-K
period 1999-12-31
PEOPLES FINANCIAL CORP INC /PA/
filed 2000-03-27
CIK 936948

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark one)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________TO_____________
                         COMMISSION FILE NUMBER 33-88802

                          PEOPLES FINANCIAL CORP., INC.
             ------------------------------------------------------
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

          None                                                  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

The Issuer's revenues for the year ended December 31, 1999, were: $22,697,270.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $37,371,312 on February 15, 2000

Indicate the number of shares outstanding of the registrant's common stock, as of February 15, 2000: Peoples Financial Corp., Inc. Common Stock, par value $0.30 per share: 1,773,052 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

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

            DESCRIPTION OF PEOPLES FINANCIAL CORP, INC. AND PFC BANK

                                     Part I

ITEM 1 - DESCRIPTION OF BUSINESS

Peoples Financial Corp, Inc., is a Pennsylvania business corporation, incorporated in June, 1984. PFC was organized as a holding company for Peoples Bank of PA. Peoples Bank of PA, in turn owned approximately 53% of New Bethlehem Bank common stock. Effective April 1, 1995, New Bethlehem merged with and into Peoples and changed its name to PFC Bank.

The bank is a Pennsylvania-chartered banking institution and, as successor to Peoples and New Bethlehem, traces its origins to 1914 and 1895. PFC Bank offers a full range of banking services through seven banking offices in Pennsylvania, two of which are located in Ford City, two in New Bethlehem, one each in Clarion, Butler and Indiana. As of December 31, 1999, the bank had total assets of $301.5 million and stockholders' equity of $38.3 million. All of PFC Bank's outstanding common stock is owned by PFC.

PFC Service Corporation is a Delaware corporation and a wholly owned subsidiary of the bank. The service corporation was incorporated in Delaware, on May 16, 1997. The primary purpose of the service corporation is to buy and sell equity securities, primarily Pennsylvania bank securities. As of December 31, 1999, the service corporation had total assets of $32.6 million and shareholder's equity of $25.5 million.

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

Employees

As of December 31, 1999, PFC, PFC Bank and PFC Service Corporation had 85 full-time employees and 17 part-time employees.

Competition

The financial services industry in the corporation's service area is extremely competitive. The corporation's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the corporation. Many competitor financial institutions have legal lending limits substantially higher than the bank's legal lending limit. In addition, the bank competes with savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by the bank on competitive terms. The bank is not impacted by one or a few major competitors.

Recently enacted federal legislation is expected to have a significant effect in restructuring the banking industry in the United States. As a result, the corporation expects the operating environment for Pennsylvania-based financial institutions to become increasingly competitive. Additionally, the manner in which banking institutions conduct their operations may change materially as the activities increase in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted with reasonable certainty at this time. These changes probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions, and other financial service companies.

Supervision and Regulation of PFC and PFC Bank

PFC is subject to the provisions of the Bank Holding Company Act of 1956, and to supervision by the Board of Governors of the Federal Reserve System. Under Federal Reserve Board policy, PFC, as a holding company, is expected to act as a source of financial strength to its subsidiaries and to commit resources to support the subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, PFC may not be in a position to provide it. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

Under the Bank Holding Company Act, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Bank Holding Company Act prohibits the corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve Board. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

In addition, the Bank Holding Company Act prohibits the corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

As a bank holding company, the corporation is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

As a bank holding company, PFC is required to file reports with the Federal Reserve Board and is subject to examinations by the Federal Reserve Bank.

The activities that the Federal Reserve has determined by regulation to be permissible are:

o making, acquiring, or servicing loans or other extensions of credit for its own account or for the account of others;

o operating an industrial bank, Morris Plan bank, or industrial loan company, in the manner authorized by state law, so long as the institution is not a bank;

o operating as a trust company in the manner authorized by federal or state law so long as the institution is not a bank and does not make loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board;

o subject to limitations, acting as an investment or financial advisor (i) to a mortgage or real estate investment trust, (ii) to certain registered investment companies, (iii) by providing portfolio investment advice to other persons, (iv) by furnishing general economic information and advice, general economic statistical forecasting services, and industry studies,
     (v) by providing financial advice to state and local governments, or (vi) by providing financial and transaction advice to corporations, institutions, and certain persons in connection with mergers, acquisitions, and other financial transactions;

o subject to limitations, leasing real or personal property or acting as agent, broker, or adviser in leasing such property in accordance with prescribed conditions;

o investing in corporations or projects designed primarily to promote community welfare;

o providing to others data processing services and data transmission services, data bases, and facilities, within certain limitations;

o subject to limitations, engaging in certain agency and underwriting activities with respect to credit insurance, and certain other insurance activities as permitted by the Federal Reserve Board;

o owning, controlling, or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies under Federal Reserve Board regulations;

o    providing courier services for certain financial documents;

o subject to limitations, providing management consulting advice to nonaffiliated bank and nonbank depository institutions;

o retail selling of money orders and similar consumer-type payment instruments having a face value of $1,000 or less, selling U.S. Savings Bonds, and issuing and selling traveler's checks;

o    performing appraisals of real estate and personal property;

o subject to limitations, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors;

o    providing certain securities brokerage services;

o subject to limitations, underwriting and dealing in government obligations and certain other instruments;

o subject to limitations, providing foreign exchange and transactional services;

o subject to limitations, acting as a futures commission merchant for nonaffiliated persons;

o subject to limitations, providing investment advice on financial futures and options to futures;

o    subject to limitations, providing consumer financial counseling;

o    subject to limitations, tax planning and preparation;

o    providing check guaranty services;

o    subject to limitations, operating a collection agency; and,

o    operating a credit bureau.

Federal Reserve Board approval may be required before the corporation or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

The corporation is a legal entity separate and distinct from the bank. The corporation revenues (on a parent corporation only basis) result almost entirely from dividends paid to the corporation by its subsidiary. The right of the corporation, and consequently the right of creditors and shareholders of the corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of the bank), except to the extent that claims of the corporation in its capacity as a creditor may be recognized.

Federal and state laws regulate the payment of dividends by the corporation's subsidiaries.

Further, it is the policy of the Federal Reserve Board that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 capital leverage ratio" and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised management of any specific minimum leverage ratio applicable to PFC.

Pursuant to Federal Deposit Insurance Corporation Improvement Act, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. PFC and PFC Bank, at December 31, 1999, qualify as "well capitalized" under these regulatory standards.

PFC Bank is subject to supervision, regulation and examination by the Commonwealth of Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. In addition, the bank is subject to a variety of local, state and federal laws that affect its operation.

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

The FDIC, which has primary supervisory authority over the bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the bank's depositors rather than the corporation's stockholders. The bank must furnish annual and quarterly reports to the FDIC, which has the authority under the Financial Institutions Supervisory Act to prevent a state non-member bank from engaging in an unsafe or unsound practice in conducting its business.

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

Under the Federal Deposit Insurance Act, as amended, the bank is required to obtain the prior approval of the FDIC for the payment of dividends if the total of all dividends declared by the bank in one year would exceed the bank's net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus. In addition, the bank may only pay dividends to the extent that its retained net profits exceed statutory bad debts. Under Federal Deposit Insurance Corporation Improvement Act, any depository institution, including the bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

A subsidiary bank of a bank holding company, such as PFC Bank, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

Year 2000 Issues

The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could have failed or created erroneous results by or at the year 2000. This could have caused entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The corporation or bank experienced no system failures or disruptions due to the Year 2000 issue.

The bank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the bank's Year 2000 programs have been conducted on a periodic basis.

Costs of Year 2000

As of December 31, 1999, the corporation expended $99,000 in Year 2000 costs. Management originally planned to spend a total of $110,000 for the entire project. Of the total project's expenditures, approximately $61,000 was attributable to the purchase of new software which has been capitalized. The Year 2000 project costs included the costs and time associated with the impact of third-parties' Year 2000 issues. The total cost of the project was funded through operating cash flows.

FDIC Insurance

PFC Bank's deposits are insured by the FDIC pursuant to the system of federal deposit insurance initially established by the Banking Act of 1933. This insurance covers $100,000 per depositor relationship. The bank pays insurance premiums into a fund according to rates established by the FDIC. The Federal Deposit Insurance Corporation Improvement Act was enacted, in part, to prevent the deposit insurance funds related to savings institutions from becoming insolvent. The act authorized the FDIC to raise insurance premium assessments in order to achieve and maintain an adequate level of funds. The depletion of the deposit insurance funds had been due, in part, to a large number of failed financial institutions in the 1980's, as well as increases in coverage per deposit account. As a result, the future cost of deposit insurance for the bank is in large part dependent upon the extent of future banking failures and the amount of insurance coverage provided by the FDIC per deposit account, neither of which is within the bank's control. Moreover, the act required the FDIC to establish a risk-based insurance premium assessment system in order to differentiate between higher and lower risk institutions and to assess lower premiums against institutions in a lower risk category. As a result, the bank's future cost of deposit insurance will depend, in part, upon its risk rating.

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

Gramm-Leach-Bliley Act

On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Financial Modernization Act. The Act has a profound impact on the financial services industry.

o The Act repeals prior legislation to permit commercial banks to affiliate with securities firms and insurance companies. More importantly, the Act significantly expands the authority of each of these financial industries to engage in a full array of financial services. Thus, each industry may now engage in activities previously reserved to one or the other.

o The Act authorizes bank holding companies meeting defined standards to engage in a substantially broader range of non-banking activities than was permissible before the legislation passed.

o A new hierarchy of existing state and federal regulators will monitor both the bank and the corporation. The Act coordinates the efforts of these regulators. The goal is to lessen regulatory burden and prevent duplication of examination efforts.

Also, all financial institutions are required to take reasonable precautions to protect the security and confidentiality of personal customer information. The bank or corporation may only share customer information with its affiliates under certain circumstances.

ITEM 2 - DESCRIPTION OF PROPERTIES

The corporation has seven full service offices at the following locations:

1. Ford City Office, 323 Ford Street, Ford City, Pennsylvania, Corporate office, containing 8,300 square feet;

2. New Bethlehem Office, 363 Broad Street, New Bethlehem, Pennsylvania, Operations Office, containing 12,707 square feet;

3. Clarion Office, 650 Main Street, Clarion, Pennsylvania, containing 7,101 square feet;

4. Butler Office, 181 New Castle Road, Butler, Pennsylvania, containing 1,400 square feet;

5 Indiana Office, 500 Philadelphia Street, Indiana, Pennsylvania, containing 4,000 square feet;

6. New Bethlehem Branch Office, 628 Broad Street, New Bethlehem, Pennsylvania, containing 2,800 square feet;

7. Manor Township Office, Pleasantview Drive, Ford City, Pennsylvania, containing 1,600 square feet;

All properties listed are owned by the corporation and are used by the corporation in its operations. In management's opinion, the above properties are in good condition and are adequate for the bank's purposes.

ITEM 3 - LEGAL PROCEEDINGS

Management believes there are no proceedings pending to which the corporation or the bank is a party or to which its property is subject, which, if determined adversely, would be material in relation to its undivided profits or financial condition. There are no proceedings pending other than routine litigation incidental to the business of the corporation and the bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the corporation or the bank by governmental authorities.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     Part II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PFC's common stock is held by 390 stockholders of record as of February 15, 2000, and is rarely traded. Management of PFC believes that a few securities dealers are attempting to form a market for the PFC common stock even though there are very few trades recorded. As of February 15, 2000, there were 1,773,052 shares outstanding. PFC paid dividends, adjusted to reflect the retroactive treatment of the 100% stock dividend, of $0.125 per share the first and second quarters of 1998 followed by dividends in each of the third and fourth quarters of 1998 of $0.13 per share. A special dividend of $0.075 per share was paid December 22, 1998. A dividend of $0.13 per share was paid in each of the first two quarters of 1999 followed by a $0.14 per share dividend in the third and fourth quarters. Because corporate and banking laws limit the amount of dividends that can be paid generally, there can be no assurance that dividends will be paid in the future and, if paid, the amount of such dividends. See Note 12, Regulatory Matters, in the footnotes to PFC's financial statement attached at Exhibit 13.

The following table sets forth quarterly highs and lows of PFC common stock for the years 1997 through 1999. Quotations were received from Elmer Powell and Associates and reflect inter-dealer prices, without retail markup, mark down or commission and may not represent actual transactions.

                                  Common Stock
                               Market Performance
                                  (in dollars)

                   --------------------------------------
                       Qtr.         High         Low
                   --------------------------------------
                       1997
                   --------------------------------------
                         1            38.25       36.50
                         2            38.25       38.25
                         3            38.25       38.25
                         4            38.25       38.25
                   --------------------------------------
                   --------------------------------------
                       1998
                   --------------------------------------
                         1            43.00       42.00
                         2            42.00       42.00
                         3            50.00       50.00
                         4          * 30.00     * 30.00
                   --------------------------------------
                   --------------------------------------
                       1999
                   --------------------------------------
                         1          * 32.00     * 30.00
                         2          * 36.00     * 32.00
                         3          * 33.50     * 32.50
                         4          * 33.50     * 32.50
                   --------------------------------------

* Adjusted stock price to reflect retroactive treatment of 100% stock dividend in the form of a stock split.

ITEM 6 - SELECTED FINANCIAL DATA

The following is selected financial data of PFC and its wholly owned subsidiary, PFC Bank. Dollar amounts are in thousands, except per share data. The average balances shown consist of daily average balances.

                                                                                      Years Ended
                                                         ----------------------------------------------------------------------
Summary of Operations                                    12/31/99        12/31/98       12/31/97        12/31/96       12/31/95
                                                         ----------------------------------------------------------------------
   Total interest income                                 $  19,148      $  17,355      $  15,571       $  13,933      $  13,168

   Total interest expense                                    9,765          8,450          7,489           6,476          6,299

   Net interest income                                       9,383          8,905          8,082           7,457          6,869

   Provision for loan losses                                   150            200             80              75             60

   Gains on securities                                       2,950          3,001          1,065           1,053          1,253

   Other operating income                                      591            626            870           1,067            661

   Other operating expenses                                  6,219          6,037          5,934           6,830          6,835

   Net income before deducting minority interest             4,700          4,464          2,997           2,110          1,542

   Net income                                                4,700          4,464          2,997           2,110          1,378

   Earnings per share                                         2.66           2.53           1.70            1.20           0.88
   Earnings per share (fully diluted)                         2.66           2.53           1.70            1.20           0.88
   Dividend per share (2)                                     0.54          0.585          0.565            0.46           0.37
   Total number of offices                                       7              7              6               6              6

Average Balance Sheet Totals
   Total assets (1)                                        259,865        227,803        206,871         185,907        180,598

   Investment securities (1)                                40,390         43,337         41,946          41,846         56,678

   Loans & leases (net of unearned income
       and allowance for loan losses)                      187,930        163,520        142,266         123,115        110,803

   Total deposits                                          232,416        203,096        183,770         164,496        156,450

   Total borrowings                                          2,323              -              -              27              -

   Stockholders' equity (1)                                 24,620         21,230         18,505          17,737         19,075

   Historical number of shares outstanding
       at period end (2)                                 1,773,052      1,768,694      1,764,336       1,759,980      1,759,980

   Weighted average number of shares
       outstanding (2)                                   1,770,151      1,765,792      1,761,126       1,759,980      1,570,114

Period End Total Assets (3)                                301,715        266,002        240,271         210,812        186,888



(1) Excludes the effect of SFAS No. 115 (Statement of Financial Accounting Standards No. 115 - Accounting for Certain Debt and Equity Securities).

(2) Reflects retroactive effect of 100% stock dividend in the form of a 2 for 1 stock split in February 1999.

(3)  Includes the effect of SFAS No. 115.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and results of operations of PFC and its wholly owned subsidiary, PFC Bank. The consolidated financial information should be read in conjunction with PFC's consolidated financial statements included at Exhibit 13 to this report. Substantially all of the income and expenses of PFC are attributable to PFC Bank and the bank's subsidiary, PFC Service Corporation.

Financial Condition

The total assets of PFC at December 31, 1999 were $301.7 million, an increase of $35.7 million, or 13.43% over total assets at December 31, 1998 of $266.0 million. Total assets at December 31, 1998 increased by $25.7 million or 10.70% over December 31, 1997.

The increase in total assets from December 31, 1998 to December 31, 1999 was comprised primarily of an increase in the loan portfolio of over $21.8 million, an increase in cash and interest-bearing balances with depository institutions of over $20.1 million and an increase in federal funds sold of $3.7 million offsetting a decrease in available-for-sale securities of $9.6 million.

The increase in total assets as of December 31, 1998 over December 31, 1997 was comprised primarily of an increase of over $22.3 million in loan balances in addition to an increase of $8.2 million in interest-bearing balances with depository institutions. These increases more than offset a decrease of over $2.2 million in federal funds sold.

Total liabilities of PFC increased by $37.6 million from $225.4 million at December 31, 1998 to $263.0 million at December 31, 1999. This increase was due to increases in interest-bearing deposits of $30.5 million, non-interest bearing deposits of $2.2 million and an increase in borrowed funds of $8.0 million.

The total liabilities of PFC at December 31, 1998 were $225.4 million, an increase of $22.5 million or 11.09% over total liabilities at December 31, 1997 of $202.9 million. The increase in liabilities during the 12 months ended December 31, 1998 resulted primarily from interest bearing deposit increases of $20.0 million and an increase in non-interest bearing deposits of $2.9 million.

Net Income

PFC reported net income, before deducting the income taxes for the 12 month period ended December 31, 1999 of $6,556,000 as compared to $6,295,000 for the 12 month period ended December 31, 1998, an increase of $261,000 or 4.15%. An increase in interest income of $1,793,000 was offset by an increase in interest expense of $1,315,000. PFC's net income for the period ended December 31, 1999, after deducting taxes, was $4,700,000 as compared to $4,464,000 for the year ended December 31, 1998. PFC reported net income, before deducting income taxes, for the year ended December 31, 1998 of $6,295,000 which was an increase of $2,292,000 or 57.26% as compared to $4,003,000 reported for the year ended December 31, 1997. PFC's net income, after taxes, for the year ended December 31, 1998 was $1,468,000 higher than for the year ended December 31, 1997.

Earnings per share adjusted for the 100% stock dividend in the form of a 2 for 1 stock split effective February 10, 1999 to shareholders of record January 20, 1999, for the 12 month periods ended December 31, 1999, 1998 and 1997 was $2.66, $2.53 and $1.70, respectively.

Since most of the assets and liabilities of banks are monetary in nature, changes in interest rates can have a significant effect on earnings. PFC, through its asset and liability management, positions itself to react and compensate for the volatility of interest rates. See additional analysis of interest rate sensitivity presented on page 25.

Interest Income and Expenses

Total interest income increased to $19,148,000 in 1999 from $17,355,000 in 1998, an increase of $1,793,000 or 10.33%. This increase is primarily attributable to an increase in interest earned on loans of $1,471,000 or 10.62% along with an increase in interest on federal funds sold and interest bearing deposits of $295,000. The average yield on interest-earning assets decreased from 7.07% for the 12 month period ended December 31, 1998 to 7.01% for the 12 month period ended December 31, 1999. The average yield on interest-earning assets decreased from 7.31% for the 12 month period ended December 31, 1997 to 7.07% for the 12 month period ended December 31, 1998. The increase in total interest income from 1998 to 1999 results from an increase in average earning assets of $27.4 million. Total average loans increased by $24.4 million while average interest-bearing deposits increased by $26.7 million and average investment securities decreased by $5.0 million.

Total interest income increased to $17,355,000 in 1998 from $15,571,000 for the year ended December 31, 1997, an increase of $1,784,000 or 11.46%. The increase in total interest income from 1997 to 1998 results from an increase in earning assets of $25.8 million. Gross loans increased by $22.3 million while total securities decreased by $355,000.

Total interest expense increased to $9,765,000 in 1999 from $8,450,000 in 1998, an increase of $1,315,000, or 15.56%. This increase is the result of an increase in interest bearing deposits of $30.5 million and a $136,000 increase in interest on FHLB borrowings. Total interest expense increased to $8,450,000 in 1998 from $7,489,000 in 1997, an increase of $961,000 or 12.83%. The increase is primarily the result of an increase in interest bearing deposits of $19.9 million for the year ended December 31, 1998. The average rate on interest-bearing liabilities was 4.74% for the 12 months ended December 31, 1999 and 4.74% and 4.66% for the 12 month periods ended December 31, 1998 and 1997, respectively.

Net interest income is the difference between the interest earned on loans and other investments, including dividends received on equity securities, and the interest paid on deposits and other sources of funds. Net interest income for the 12 month period ended December 31, 1999 was $9,383,000 as compared to $8,905,000 for the 12 month period ended December 31, 1998, an increase of $478,000 or 5.37%. Net interest income increased $823,000 or 10.18% in 1998 as compared to $8,082,000 for the year ended December 31, 1997.

PFC obtains a portion of its funds from non-interest bearing deposits. Therefore, the rate paid for all funds is lower than the rate on interest bearing funds alone. PFC has been able to retain a significant base of inexpensive deposits, which consists of checking and savings accounts. These deposits for the years ended December 31, 1999, 1998 and 1997 comprise approximately 44.75%, 50.20% and 52.56% of total deposits, respectively.

The following tables present the average major asset and liability categories for the 12 month periods ended December 31, 1999, 1998 and 1997 along with interest income and yields. The average balances shown consist of daily average balances. Non-performing loans are included in the average balance and yield calculations.

Average Balance Sheets & Net Interest Analysis for 1999
(in thousands)


Selected Asset Categories                                          Average Balances       Interest       Yield/rate
-------------------------                                          ----------------       --------       ----------
   Interest-bearing assets
          Loans & direct lease financing
             (net of unearned discount)                             $    187,930          $ 15,317          8.15%
          Investment securities                                           65,732             3,045          4.63%

          Federal funds sold                                                8,42               440          5.22%

          Due from banks                                                  10,942               346          3.16%

   Non-interest bearing assets
          Cash and due from banks                                          7,032               N/A            N/A

          Premises and equipment                                           3,178               N/A            N/A

          Other assets                                                     3,301               N/A            N/A



Selected Liability Categories
-----------------------------
   Interest-bearing liabilities
          Demand deposits                                            $    53,634          $  1,969          3.67%
          Savings deposits
                                                                          29,459               936          3.18%
          Time deposits                                                  121,766             6,724          5.52%

          Short-term borrowings                                            2,323               136          5.85%
   Non-interest-bearing liabilities
          Demand deposits                                                 27,557               N/A            N/A

          Other                                                           10,877               N/A            N/A



Net interest income                                                  $     9,383
Net interest margin                                                        3.44%
Average yield on interest-bearing assets                                   7.01%
Average rate on interest-bearing liabilities                               4.71%


Average Balance Sheets & Net Interest Analysis for 1998
(in thousands)


Selected Asset Categories                                          Average Balances       Interest       Yield/rate
-------------------------                                          ----------------       --------       ----------
   Interest-bearing assets
          Loans & direct lease financing
             (net of unearned discount)                             $    163,520          $ 13,846          8.47%
          Investment securities                                           70,696             3,018          4.27%

          Federal funds sold                                               3,743               198          5.29%

          Due from banks                                                   7,684               293          3.81%

   Non-interest bearing assets
          Cash and due from banks                                          4,242               N/A           N/A

          Premises and equipment                                           3,354               N/A           N/A

          Other assets                                                     2,436               N/A           N/A



Selected Liability Categories

   Interest-bearing liabilities
          Demand deposits                                            $    48,843          $  1,752          3.59%
          Savings deposits                                                28,138               894          3.18%

          Time deposits                                                  101,135             5,804          5.74%

          Short-term borrowings                                                0                 0             0
   Non-interest-bearing liabilities
          Demand deposits                                                 24,980               N/A           N/A

          Other                                                           12,779               N/A           N/A



Net interest income                                                  $     8,905
Net interest margin                                                         3.63%
Average yield on interest-bearing assets                                    7.07%
Average rate on interest-bearing liabilities                                4.74%


Average Balance Sheets & Net Interest Analysis for 1997
(in thousands)




Selected Asset Categories                                          Average Balances       Interest       Yield/rate
-------------------------                                          ----------------       --------       ----------
   Interest-bearing assets
              Loans & direct lease financing
                 (net of unearned discount)                        $     143,529         $ 12,323          8.59%
              Investment securities                                       61,864            2,831          4.58%

              Federal funds sold                                           7,637              417          5.46%

              Due from banks                                                   0                0              0
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


Non-interest income

Non-interest income for the twelve month period ended December 31, 1999 totaled $3,549,000 as compared to $3,627,000 for the same period ended 1998, a decrease of $78,000 or 2.16%. Non-interest income for the year ended December 31, 1998 increased from the total in 1997 of $1,935,000 by $1,692,000. Changes in the level of non-interest income during 1999 is primarily attributable to decreases in net investment gains of $51,000 and service fees of $90,000 partially offset by an increase of $62,000 in miscellaneous income. Changes in the level of non-interest income during 1998 is primarily attributable to an increase in investment gains of $1,936,000 over 1997.

Non-interest Expenses

Non-interest expenses for the twelve month period ended December 31, 1999 totaled $6,227,000 as compared to $6,037,000 for the same period in 1998, an increase of $189,000 or 3.13%. The increase is primarily related to the net of increases in occupancy expense of $13,500, data processing of $55,000 and miscellaneous operating expenses of $136,000 partially offset by decreases of $22,000 in legal and professional fees. Non-interest expense for the twelve month period ended December 31, 1998 registered an increase of $103,000 or 1.74% as compared to the same period in 1997. The increase is primarily related to a $199,000 increase in salaries and employee benefits from 1997 to 1998 offset by decreases of $69,000 in legal and professional fees and $48,000 in miscellaneous operating expenses. Other expenses for the year ended December 31, 1997 decreased $896,000 as compared with 1996.

Investment Securities

Investments are second only to the loan portfolio when analyzing the source of PFC's earning assets. In addition to generating revenue, securities provide the primary source of liquidity and also serve as collateral for public deposits. PFC historically invests in U.S. Treasury securities, obligations of U.S. government agencies, obligations of state and political subdivisions, selected corporate notes and equity securities of other local and regional financial institutions. PFC accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires PFC to classify investment securities as either held to maturity, available for sale or trading. Management has the ability and intent to hold held-to-maturity securities until maturity. PFC has classified all equity securities as available for sale. Substantially all of these securities are held in PFC Service Corporation, Inc. There are no securities held in PFC's investment portfolio which are considered trading securities. Under SFAS No. 115, PFC is required to adjust the carrying value of its available-for-sale securities to market value. These unrealized gains (losses) are recognized as an increase (decrease) to the carrying value of such securities; the offset of which is an increase (decrease) to PFC's stockholder's equity, adjusted for the deferred income tax effects thereon. For the period ended December 31, 1999, PFC's net unrealized gain on available-for-sale securities was $17.8 million. As of December 31, 1998 the net unrealized gain was $26.7 million.

PFC's investment securities balance for the period ended December 31, 1999 was $61.2 million, a $9.6 million or 13.56% decrease compared to the period ended December 31, 1998. This decrease is primarily the result of a decrease of $8.9 million in net unrealized gains on available-for-sale securities. The December 31, 1998 securities balance of $70.8 million was a decease of $0.4 million over the same time period in 1997.

Average federal funds sold and securities sold under agreement to repurchase were $8.4 million and $3.7 million for the year ended December 31, 1999 and 1998, respectively.

The following table summarizes the maturity distribution and itemized breakdown of the investment portfolio as of December 31, 1999.

Maturity Distribution of Investment Securities for 1999
(in thousands and excluding SFAS No. 115)

                                   No                   Within               1 to 5               5 to 10
                                Maturity      Yield     1 Year     Yield      Years      Yield     Years     Yield     Total
                                ---------     -----     ------     -----     ------      -----    ------     -----     -----

U.S. Treasuries/Agencies                                $9,805     5.58%     $21,989     5.91%     $  -          -     $31,794
State/Municipal                                             20     4.25%         215     4.57%       25       4.65%        260
Other Securities                                             -                     -                  -                      -
Equity Securities               $ 1,357       9.79%                                                                     11,357
                                ----------------------------------------------------------------------------------------------

Totals                          $ 1,357       9.79%     $9,825     5.58%     $22,204     5.90%     $ 25       4.65%    $43,411
                                =======       =====     ======     =====     =======     =====     ====       =====    =======


Short-term Borrowings
(in thousands)

For each period:                    1999              1998               1997
                                    ----              ----               ----

Balance at period end             $8,000             $   0              $   0
Weighted average interest rate      5.85%                0                  0
Maximum amount outstanding         8,000                 0                  0
Average amount outstanding         2,323                 0                  0

Loans

As of December 31, 1999, the net loan portfolio of PFC Bank comprised 65.14% of total consolidated assets as compared with 65.67% for the year ending December 31, 1998.

Traditionally, PFC Bank has been highly dependent on home mortgage lending. While this type of loan comprises a large portion of the loan portfolio, PFC Bank has a wide range of other loans.

While the bank offers a variety of loans to individual and corporate customers in Armstrong, Butler, Clarion and Indiana Counties of Pennsylvania, it concentrates lending activities in residential mortgages in these local market areas. These loans comprised approximately 62.71% of PFC Bank's gross loan portfolio as of December 31, 1999. As of that date, the remainder of the portfolio was made up of real estate construction loans comprising loans of 1.40%, commercial mortgage of 16.88%, commercial and agricultural loans of 5.82%, consumer loans of 11.18%; and, other loans comprising 2.01% of the loan portfolio. Although PFC Bank has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens located in the bank's lending areas, there is no concentration of loans to borrowers engaged in similar economic activities which exceed 10% of the loans at December 31, 1999.

The risks associated with the various types of loans placed by PFC Bank are varied. The practices employed by the bank in addressing these risks constantly evolve in response to economic conditions.

With respect to secured real estate lending, PFC Bank has traditionally placed heavy reliance on collateral value but has tightened its lending policies and is placing more reliance on the borrower's ability to repay. Because the bank's market is comprised largely of outlying but moderately prosperous sections of Pennsylvania, PFC Bank has been somewhat cushioned from the real estate recessions as well as real estate booms, leaving values at very conservative levels through the years. The bank experienced a decrease in non-performing assets from 1998 to 1999 of $489,000 or 55.01% following a decrease of $68,000 or 7.11% from 1997 to 1998. Restructured loans, non-accrual loans and loans 90 days or more past-due decreased by 11.28%, 92.47% and 47.93%, respectively. The tightening of lending policies has not decreased loan demand. In fact, total loans as of December 31, 1999, have increased over the balances at December 31, 1998, by $21.8 million following an increase from 1997 to 1998 of $22.3 million. The bank intends to continue its policy of performing formal credit analyses in support of loan requests.

The corporation's total consolidated loans (net of unearned income and the allowance for loan losses) at December 31, 1999, were $196.5 million, an increase of $21.8 million or 12.48% as compared to $174.7 million at December 31, 1998. The December 31, 1998 balance increased $22.3 million or 14.64% over the year ended December 31, 1997. The increase in 1999 was due primarily to an $18.3 million increase in residential property loans. The increase in 1998 was due primarily to an increase in residential loans of $23.0 million.

(in thousands and net of unearned income, but not the allowance for loan losses)

                                             12/31/99        12/31/98       12/31/97         12/31/96        12/31/95
                                             ------------------------------------------------------------------------

Commercial, financial, agriculture           $ 11,517        $ 12,089       $ 17,200         $ 13,859        $  9,918
Real estate-construction                        2,762           2,439          1,966            2,558             947
Real estate-mortgage                          157,527         133,035        102,222           90,129          71,038
Consumer                                       22,125          24,085         28,646           27,774          30,303
Other                                           3,987           4,294          3,611            2,984           2,639
                                             --------        --------       --------         --------        --------
     Totals                                  $197,918        $175,942       $153,645         $137,304        $114,845
                                             ========        ========       ========         ========        ========

Percent of Loan Categories to Total Loans

                                             12/31/99        12/31/98       12/31/97         12/31/96        12/31/95
                                             ------------------------------------------------------------------------

Commercial, financial, agriculture              5.82%           6.87%         11.19%           10.09%           8.63%
Consumer/Other                                 13.19%          16.13%         21.00%           22.40%          28.69%
Real estate                                    80.99%          77.00%         67.81%           67.51%          62.68%
                                             --------        --------       --------         --------        --------
                                              100.00%         100.00%        100.00%          100.00%         100.00%
                                             ========        ========       ========         ========        ========

Maturity Table as of December 31, 1999

                                             Due
                                        1 year or less      1-5 years    After 5 years    Totals
                                        -------------------------------------------------------------

Floating rate                                $    838        $      -       $      -         $    838
Fixed rate                                      8,813          38,006         50,261          197,080
                                             --------        --------       --------         --------
                                             $  9,651        $ 38,006       $150,261         $197,918

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

Based on this information, management concluded that the bank's allowance for loan losses was adequate to provide for known and inherent losses which may exist in the loan portfolio as of December 31, 1999.

The provision for loan losses was $150,000 for the twelve month period ended December 31, 1999 and $200,000 for the same period ended December 31, 1998. The allowance for loan losses was $1,378,000 at December 31, 1999, which was an increase of $140,000 or 11.31% over the amount at December 31, 1998.

The provision for loan losses of $200,000 for the twelve month period ended December 31, 1998 was a $120,000 increase over the provision of $80,000 for the same period ended December 31, 1997. The allowance for loan losses decreased $11,000 from $1,249,000 at December 31, 1997 to $1,238,000 at December 1998.

The provision for loan losses for the year ended December 31, 1997 as compared to the year ended December 31, 1996, increased $5,000 from $75,000 or 6.67%. The allowance for loan losses of $1,249,000 at December 31, 1997 was $5,000 less than the amount reported at December 31, 1996.

Management recognizes the need to maintain an adequate reserve to meet the ongoing risks associated with a growing loan portfolio and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio. Net loan charge-offs were $10,000 for the twelve month period ended December 31, 1999 as compared to 1998 and 1997 net charge-offs of $211,000 and $85,000, respectively. The unusual increase in net charge-offs in 1998 was due to a single loan charge-off of $151,000 arising from a successor letter of credit, derived from a letter of credit originally issued in 1985 by past management.

Non-performing assets of $400,000 were 29.02% of the allowance for loan losses at December 31, 1999. Non-performing assets compared to the allowance for loan losses at December 31, 1998 and 1997 were 71.81% and 76.62%, respectively. Non-performing assets consist of loans no longer accruing interest, loans accruing interest past due more than 90 days, restructured loans and other real estate owned.

The table on the following page summarizes the loan portfolio and loan charge-offs for the five years ended December 31, 1999.

Loan Loss Summary
(in thousands)

                                                                           Years Ended
                                                  ------------------------------------------------------------------
                                                  12/31/99      12/31/98       12/31/97       12/31/96      12/31/95
                                                  ------------------------------------------------------------------
Amount of loans outstanding at end
 of period, net of unearned income                $197,918      $175,942       $153,645       $137,304      $114,845
                                                  ========      ========       ========       ========      ========

Daily average amounts of loans                    $187,930      $163,520       $143,529       $124,380      $111,927
                                                  ========      ========       ========       ========      ========

Allowance for loan losses
 at the beginning of period                       $  1,238      $  1,249       $  1,254       $  1,244      $  1,383
Loans Charged-off:
 Commercial, financial, agriculture                      3           151              4              0           113
 Real-estate construction                                0             0              0              0             0
 Real-estate mortgage                                    0             0              0              0             0
 Consumer                                               45            95            101            107           110
 Leasing and other                                       0             0              0              0             0
                                                  --------      --------       --------       --------      --------
         Totals                                         48           246            105            107           223
Recoveries of loans previously charged-off:
 Commercial, financial, agriculture                      1             8              8              9            10
 Real estate - construction                              0             0              0              0             0
 Real estate - mortgage                                  0             0              0             28             2
 Consumer                                               37            27             12              5            12
 Leasing and other                                       0             0              0              0             0
                                                  --------      --------       --------       --------      --------
         Totals                                         38            35             20             42            24
                                                  --------      --------       --------       --------      --------

Net loans charged off                             $     10      $    211       $     85       $     65      $    199

Additions to allowance charged
 to operations
                                                       150           200             80             75            60
                                                  --------      --------       --------       --------      --------
Allowance for loan losses                         $  1,378      $  1,238       $  1,249       $  1,254      $  1,244
                                                  ========      ========       ========       ========      ========

Ratio of net charge-offs during period
 to average loans outstanding                        0.01%         0.13%          0.06%          0.05%         0.17%
Ratio of reserves to net loans at end
 of period                                           0.70%         0.70%          0.81%          0.91%         1.08%

Allocation of Allowance for Loan Losses

Loan Type
 Commercial. financial, agriculture               $    278      $    260       $    421       $    600      $    600
 Real estate - construction/mortgage
                                                       122           100            100            100           164
 Consumer and other
                                                       138           180            505            118           140
 Not allocated
                                                       840           698            223            436           340
                                                  --------      --------       --------       --------      --------
         Totals                                   $  1,378      $  1,238       $  1,249       $  1,254      $  1,244
                                                  ========      ========       ========       ========      ========

Non-Performing Assets

The table below presents non-performing assets in each of the five years ended December 31, 1999. Management is not aware of any significant loans outstanding which are current, but for which there is a serious doubt as to whether the customer can comply with loan repayment terms.

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

Properties acquired by foreclosure, or deed in lieu of foreclosure, and properties classified as in-substance foreclosures are transferred to other real estate and recorded at the lower of cost or fair value, less estimated disposal costs. This method of accounting is consistent with the American Institute of Certified Public Accountants' Statement of Position 92-3, Accounting for Foreclosed Assets (SOP 92-3). Management of PFC believes that the adoption of SOP 92-3 has not had a material impact on the financial statements of PFC Bank.

Non-Performing Assets
(in thousands)

                                             12/31/99      12/31/98      12/31/97       12/31/96      12/31/95
                                             -----------------------------------------------------------------

Non-accrual loans                              $  7         $ 93           $217           $  332        $  498
Accruing loans past due 90 days or more         226          434            451              799           819
Restructured loans                              118          133            144              155           167
Other real estate                                49          229            145              230            82
                                               ----         ----           ----           ------        ------
   Totals                                      $400         $889           $957           $1,516        $1,566
                                               ====         ====           ====           ======        ======


                                             12/31/99      12/31/98      12/31/97       12/31/96      12/31/95
                                             -----------------------------------------------------------------

Interest income which would have been
  recorded under original terms                $  3         $  7           $ 26           $   27        $   32
Interest income recorded during period          117           40              4                9            14
Commitments to lend additional funds            N/A          N/A            N/A              N/A           N/A

Deposits

PFC Bank continues to rely upon deposits as its primary source of funds. Deposits consist of interest bearing and non-interest bearing demand deposits, savings deposits and time deposits.

The table below presents average daily deposits and interest rates and maturities of time deposits of $100,000 or more for the years ended December 31, 1999, 1998 and 1997.

Deposits
(in thousands)

                                                             Average Amount                         Average Rate
                                              ---------------------------------------------------------------------------
                                                   1999          1998          1997           1999       1998      1997
                                              ---------------------------------------------------------------------------
Non-interest bearing demand deposits               $ 27,557      $ 24,980      $ 23,113           -          -         -
Interest bearing demand deposits                     53,634        48,843        45,058       3.67%      3.59%     3.53%
Savings deposits                                     29,459        28,138        28,353       3.18%      3.18%     3.18%
Time deposits                                       121,766       101,135        87,246       5.52%      5.74%     5.73%
                                              -----------------------------------------
 Totals                                            $232,416      $203,096      $183,770
                                              =========================================

Maturities of Time Deposits of $100,000 or more

                                                   1999          1998          1997
                                              -----------------------------------------
Three months or less                               $ 22,640      $ 20,624      $ 12,626
Over three through twelve months                     20,805        14,871        13,246
Over 1 year through 5 years                           7,424         5,987         7,208
Over 5 years                                            100           100             0
                                              -----------------------------------------
 Totals                                            $ 50,969      $ 41,582      $ 33,080
                                              =========================================

PFC's consolidated deposit balance as of December 31, 1999 was $246,073,000, which is a $32,714,000 increase over the December 31, 1998 balance of $213,359,000. The December 31, 1998 balance was a $22,786,000 increase over the December 31, 1997 balance of $190,573,000. The majority of the deposit growth experienced in 1999 and 1998 occurred in time deposits.

Liquidity

PFC Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective and timely manner.

PFC Bank's principal sources of funds are deposits, scheduled payments and pre-payments of loan principal, maturities and sales of investment securities and short-term investments, and other funds provided by operations. While loan payments and maturing investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. In order to meet the cash needs for 1999, PFC Bank maintained an average balance of federal funds sold of $8.4 million for the 12 months ended December 31, 1999, as compared to $3.7 million at December 31, 1998. At December 31, 1999, PFC held $9.8 million of investment securities and $9.7 million of loans maturing in less than one year. PFC Bank has the option to borrow funds from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. At December 31, 1999, the bank had borrowed short terms funds of $8.0 million from FHLB, payable January 18, 2000. The borrowing was repaid in accordance with the required terms. These funds were borrowed for liquidity purposes concerning the Year 2000 issue. The bank also relies on the sale of bank equities as a secondary source of liquidity through the planned taking of capital gains. Management believes that the bank's liquidity position is adequate at the present time.

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

The difference between interest sensitive assets and liabilities (i.e., balance sheet gap) cannot solely be used to control interest rate sensitivity. Interest rates themselves must be monitored and adjusted to maintain an acceptable return on assets. Management's ability to forecast and simulate rate movements allows changes to be made quickly and advantageously. Although management recognizes PFC Bank's short-term, highly liability sensitive position, it continues to evaluate its earning assets versus liabilities to manage this gap. Management believes the gap ratio, as indicated in the table below, is acceptable. Management's study of the bank's primary core deposit base revealed that even in times of interest rate fluctuation, the base has remained stable. As a result, management believes that these core deposits (demand, NOW and savings accounts) are not necessarily tied to interest rate sensitivity.

Interest Sensitivity Cumulative Gap Analysis
(in thousands)

                                                                   December 31, 1999

                                                0-3              0-6             0-12            0-5
Assets:                                       Months            Months          Months          Years
                                          ----------------  ---------------  -------------- ---------------
Investments Securities                        $  6,804          $  7,804        $  9,824       $ 32,045
Loans                                            7,104            14,152          25,447         91,260
Federal Funds sold                               5,600             5,600           5,600          5,600
Interest Bearing Depository Balances            17,593            17,593          17,593         17,593
                                              --------          --------        --------       --------
    Total Rate Sensitive Assets               $ 37,101          $ 45,149        $ 58,464       $146,498

Liabilities:
NOW Accounts                                  $  8,345          $  8,345        $  8,345       $  8,345
MMDA                                            17,930            17,930          17,930         17,930
>$100,000                                       22,641            37,708          43,446         51,015
<$100,000                                       22,147            44,268          60,808         83,276
                                              --------          --------        --------       --------
    Total Rate Sensitive Liabilities          $ 71,063          $108,251        $130,529       $160,566

Cumulative gap                                 (33,962)          (63,102)        (72,065)       (14,068)
Cumulative gap ratio                            (11.26)           (20.93)         (23.90)         (4.67)
Rate Sensitive Assets/
    Rate Sensitive Liabilities                   52.21%            41.71%          44.79%         91.24%

Peoples Financial Corp., Inc.
Changes in Interest Income/Expense
(in thousands)

                                                                     December 31, 1999 vs. 1998
                                                                       Increase/Decrease due
                                                                            to change in
                                                     ----------------------------------------------------------
Interest income on:                                         Volume                 Rate                Net
                                                     --------------------- --------------------- --------------
   Loans                                                 $      2,067         $       (596)         $     1,471
   Investment securities
                                                                 (212)                 239                   27
   Due from banks                                                 124                  (71)                  53
   Federal funds sold and securities purchases
                                                                  248                   (6)                 242
                                                         ------------         ------------          -----------
            Total interest-earning assets                $      2,227         $       (434)         $     1,793

Interest expense on:
   Demand deposits                                       $        172         $         44          $       216
   Savings deposits                                                42                    0                   42
   Time deposits                                                1,184                 (263)                 921
   Short-term borrowings                                          136                    0                  136
                                                         ------------         ------------          -----------
            Total interest-bearing liabilities           $      1,534         $       (219)         $     1,315


                                                                     December 31, 1998 vs. 1997
                                                                       Increase/Decrease due
                                                                            to change in
                                                     ----------------------------------------------------------
Interest income on:                                         Volume                 Rate                Net
                                                     --------------------- --------------------- --------------
   Loans                                                 $      1,719         $       (196)         $     1,523
   Investment securities                                          408                 (219)                 189
   Due from banks                                                 459                 (168)                 291
   Federal funds sold and securities purchases                   (213)                  (6)                (219)
                                                         ------------         ------------          -----------
            Total interest-earning assets                $      2,373         $       (589)         $     1,784

Interest expense on:
   Demand deposits                                       $        134         $         29          $       163
   Savings deposits                                                (7)                   0                   (7)
   Time deposits                                                  795                   10                  805
   Short-term borrowings                                            0                    0                    0
                                                         ------------         ------------          -----------
            Total interest-bearing liabilities           $        922         $         39          $       961

                                                                     December 31, 1997 vs. 1996
                                                                       Increase/Decrease due
                                                                            to change in
                                                     ----------------------------------------------------------
Interest income on:                                         Volume                 Rate                Net
                                                     --------------------- --------------------- --------------
     Loans                                               $      1,677         $       (245)         $     1,432
     Investment securities                                        357                 (263)                  94
     Due from banks                                                 0                    0                    0
     Federal funds sold and securities purchases                   91                   22                  113
                                                         ------------         ------------          -----------
             Total interest-earning assets               $      2,125         $       (486)         $     1,639

Interest expense on:
     Demand deposits                                     $        120         $          5          $       125
     Savings deposits
                                                                  (17)                  (3)                 (20)
     Time deposits                                                822                   87                  909
     Short-term borrowings                                          -                    0                    0
                                                         ------------         ------------          -----------
             Total interest-bearing liabilities          $        925         $         89          $     1,014

Capital Resources

Capital resources are provided by common stock, capital surplus and retained earnings. The objective of management is to emphasize current and future capital needs based upon anticipated growth.

PFC Bank has historically maintained an adequate capital position. The regulations of the FDIC require it to maintain a Leverage Ratio, Tier I Capital to Risk-Weighted Assets Ratio, and a Total Capital to Risk-Weighted Asset Ratio of 3%, 4%, and 8%, respectively. PFC Bank exceeds each of these ratios as shown in the following table representing PFC Bank at December 31, 1999.

                                    PFC Bank

Leverage Ratio                       9.27%

Tier I Capital to Risk
Weighted Assets                     15.13%

Total Capital to Risk
Weight Assets                       20.55%

Return on Equity and Assets
(not including SFAS No. 115)

                                                12/31/99        12/31/98        12/31/97       12/31/96          12/31/95
                                                -------------------------------------------------------------------------

Return on Assets
 (net income divided by avg total assets)         1.81%           1.96%           1.45%          1.13%             0.76%

Return on Equity
  (net income divided by average equity)         19.09%          21.03%          16.19%         11.90%             7.22%

Equity to assets ratio
 (average equity divided by avg total assets)     9.47%           9.32%           9.15%          9.54%            10.56%


ITEM 8 - FINANCIAL STATEMENTS

The financial statements required by this Item are set forth at Exhibit 13, and incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    Part III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The information required by this Item, relating to directors, executive officers, control persons is set forth on pages 4 through 8 of the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Registrant with copies of all
Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 1999 through December 31, 1999, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in pages 7 and 8 of the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, which pages are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in pages 9 and 11 of the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PFC Bank has a policy of granting loans to eligible directors, officers, employees and members of their immediate families. Loans are made in the ordinary course of business and on the same terms, including collateral requirements and interest rates, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collection. The table below sets forth information concerning each loan made by PFC Bank to executive officers, directors and major shareholders, for which a loan balance was outstanding at any time since January 1, 1999.

                                                     LARGEST AMOUNT
                                         DATE OF        OUTSTANDING             BALANCE
NAME                       POSITION       LOAN       SINCE JAN. 1, 1999      DEC. 31, 1999
----                       --------       ----       ------------------      -------------
Timothy P. Reddinger       Secretary     various           $752,427             $752,427 (1)
Frank T. Baker             Chairman       1998               82,460               78,650
Darl Hetrick               Director      various            145,226              145,226 (2)
James L. Kifer             Exec. V.P.     1998              100,000               49,760
R.B. Robertson             Pres./CEO                         25,000               25,000 (3)
Francis E. Kane            Director       1999               14,600               13,152

(1) Comprised primarily of Standby Letters of Credit fully secured by cash on deposit or residential property.
(2) Comprised primarily of third party receivables associated with equipment sales by Mr. Hetrick's farm supply business. The receivables were purchased by PFC Bank from Mr. Hetrick with recourse to Mr. Hetrick in the event of non-payment by the equipment purchaser.
(3) Letter of Credit

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

          3. The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report

              3.1   Registrant's Articles of Incorporation.
                    (Incorporated by Reference to Registrant's January 27, 1995, filing of Form S-4.

              3.2   Registrant's By-Laws.
                    (Incorporated by Reference to Registrant's January 27, 1995, filing of Form S-4.)

             10.1   Agreement between R.B. Robertson and Bank.
                    (Incorporated by Reference to the Registrant's September 30, 1997 filing of Form 10-QSB.)

             10.2   Settlement Agreement.
                    (Incorporated by Reference to the Registrant's December 31, 1996 filing of Form 10-KSB.)

             10.3   General Release.
                    (Incorporated by Reference to the Registrant's December 31, 1996 filing of Form 10-KSB.)

             10.4 Amendment to Executive Employment Agreement dated October 20, 1999, between R.B. Robertson and Bank. (Incorporated by Reference to Registrants September 30, 1999 filing of Form 10-Q).

             10.5 Amendment to Executive Employment Agreement made November 17, 1999 between R.B. Robertson, PFC Bank and Peoples Financial Corp., Inc.

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

                                                  Peoples Financial Corp., Inc.
                                         (Registrant)

March 24, 2000                           By   /S/ R.B. Robertson
                                                  ---------------
                                                  R.B. Robertson
                                                  President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----

/S/ R.B. Robertson              President/CEO                   March 24, 2000
                                   and Director

/S/ Frank Baker                 Chairman/Director               March 24, 2000

/S/ Darl Hetrick                Vice President and Director     March 24, 2000

/S/ Timothy Reddinger           Secretary and Director          March 24, 2000

/S/ William H. Toy              Director                        March 24, 2000

/S/ R.B. Robertson, Jr.         Director                        March 24, 2000

/S/ Howard H. Shreckengost      Director                        March 24, 2000

/S/ J. Jack Sherman             Director                        March 24, 2000

/S/ Francis E. Kane             Director                        March 24, 2000

/S/ James L. Kifer              Executive Vice President        March 24, 2000
                                Principal Financial Officer
                                Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                      PAGE NO.
                                                                   IN MANUALLY
                                                                        SIGNED
                                                                   EXHIBIT NO.
                                                                      ORIGINAL

(a)  1.   Financial Statements.

          The following financial statements are included by             35
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

     3. The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report

           3.1   Registrant's Articles of Incorporation.
                 (Incorporated by Reference to Registrant's January 27, 1995, filing of Form S-4.

           3.2   Registrant's By-Laws.
                 (Incorporated by Reference to Registrant's January 27, 1995, filing of Form S-4.)

          10.1   Agreement between R.B. Robertson and Bank.
                 (Incorporated by Reference to the Registrant's
                 September 30, 1997 filing of Form 10-QSB.)

          10.2   Settlement Agreement.
                 (Incorporated by Reference to the Registrant's
                 December 31, 1996 filing of Form 10-KSB.)

          10.3   General Release.
                 (Incorporated by Reference to the Registrant's
                 December 31, 1996 filing of Form 10-KSB.)

          10.4 Amendment to Executive Employment Agreement dated October 20, 1999, between R.B. Robertson and Bank. (Incorporated by Reference to Registrants September 30, 1999 filing of Form 10-Q).

          10.5   Amendment to Executive Employment Agreement made        60
                 November 17, 1999 between R.B. Robertson, PFC Bank and Peoples Financial Corp., Inc.

          11 Statement re: Computation of Earnings Per Share. (Refer to Exhibit 13, page 3, Consolidated Statement of Income.)

          13     Annual report to Security Holders.
                 (Included with Financial Statements, which are attached as Exhibit 13 hereto.)

          21     Subsidiaries of the Registrant.                         61

          23     Consent of Independent Auditors.                        62

          27     Financial Data Schedule.                                63

          99     Proxy Statement.                                        65

(b)  Reports on Form 8-K.

(c)  The exhibits required herein are included at Item 14(a), above.

(d)  Not Applicable.

                          PEOPLES FINANCIAL CORP., INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

CONSOLIDATED FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

December 31, 1999, 1998 and 1997







CONTENTS PAGE

Independent Auditors' Report............................................1

Consolidated Balance Sheets.............................................2

Consolidated Statements of Income.......................................3

Consolidated Statements of Changes in Stockholders' Equity..............4

Consolidated Statements of Cash Flows...................................6

Notes to Consolidated Financial Statements..............................8

EDWARDS
LEAP &
SAUER

Certified Public Accountants                          A Professional Corporation
--------------------------------------------------------------------------------
500 Warner Centre, 332 Fifth Avenue, Pittsburgh, PA 15222
Phone: 412-281-9211  Fax: 412-281-2407                           Direct Dial




                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors
Peoples Financial Corp., Inc.
New Bethlehem, Pennsylvania



We have audited the accompanying consolidated balance sheets of Peoples Financial Corp., Inc. (the Company) and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Corp., Inc. and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ Edwards, Leap & Sauer
-----------------------------
Edwards, Leap & Sauer


Pittsburgh, Pennsylvania
February 4, 2000

CONSOLIDATED BALANCE SHEETS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                                               December 31,
                                                                   ------------------------------------
                                                                       1999                    1998
                                                                   ------------            ------------

ASSETS

  Cash and due from banks                                          $ 15,486,474            $  4,742,511
  Interest-bearing deposits in banks                                 17,593,259               8,267,566
  Federal funds sold                                                  5,600,000               1,900,000
  Available-for-sale securities                                      27,766,282              37,361,888
  Held-to-maturity securities (market value of
    $31,790,510 and $33,407,392 at
    December 31, 1999 and 1998, respectively)                        32,054,044              32,628,821
  Federal Home Loan Bank stock, at cost                               1,408,400                 841,500
  Loans receivable, net                                             196,539,392             174,704,201
  Premises and equipment, net                                         2,988,549               3,331,643
  Other assets                                                        2,278,696               2,224,143
                                                                   ------------            ------------

  Total Assets                                                     $301,715,096            $266,002,273
                                                                   ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities
    Deposits
      Non-interest bearing                                         $ 28,375,696            $ 26,205,654
      Interest bearing                                              217,697,740             187,153,692
                                                                   ------------            ------------

      Total deposits                                                246,073,436             213,359,346

    Deferred taxes                                                    6,890,031              10,056,183
    Federal Home Loan Bank borrowings                                 8,000,000                       -
    Accrued interest and other liabilities                            2,075,381               2,012,623
                                                                   ------------            ------------

    Total liabilities                                               263,038,848             225,428,152

  Stockholders' Equity
    Common stock, par value $0.30, 5,000,000 shares
      authorized, 1,773,052 and 1,768,694 shares issued
      and outstanding at December 31, 1999 and 1998,
      respectively                                                      531,916                 530,608
    Surplus                                                           3,832,083               3,750,044
    Retained earnings                                                22,552,636              18,808,764
    Accumulated other comprehensive income                           11,759,613              17,484,705
                                                                   ------------            ------------

    Total stockholders' equity                                       38,676,248              40,574,121
                                                                   ------------            ------------

Total Liabilities and Stockholders' Equity                         $301,715,096            $266,002,273
                                                                   ============            ============

       The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                       Years Ended December 31,
                                             ---------------------------------------------
                                                1999             1998             1997
                                             -----------      -----------      -----------
Interest Income
    Loans                                    $15,317,065      $13,845,749      $12,323,037
    Investment securities                      3,044,541        3,017,698        2,829,841
    Interest-bearing deposits                    346,267          293,710            1,648
    Federal funds sold                           440,448          197,762          416,973
                                             -----------      -----------      -----------

    Total interest income                     19,148,321       17,354,919       15,571,499

Interest Expense
    Deposits                                   9,628,790        8,449,973        7,489,044
    Federal Home Loan Bank borrowings            136,151             --               --
                                             -----------      -----------      -----------

    Total interest expense                     9,764,941        8,449,973        7,489,044
                                             -----------      -----------      -----------

Net Interest Income                            9,383,380        8,904,946        8,082,455

Provision for Loan Losses                        150,000          200,000           80,000
                                             -----------      -----------      -----------

Net Interest Income after
    Provision for Loan Losses                  9,233,380        8,704,946        8,002,455

Other Income
    Service fees                                 502,659          592,421          614,572
    Insurance proceeds                              --               --            205,830
    Net investment security gains              2,950,489        3,001,116        1,065,063
    Other                                         95,801           33,837           49,698
                                             -----------      -----------      -----------

    Total other income                         3,548,949        3,627,374        1,935,163

Other Expenses
    Salaries                                   2,135,263        2,173,212        2,077,039
    Pension and other employee benefits          787,069          743,014          639,535
    Occupancy expense                            997,536          984,022        1,000,044
    Legal and professional fees                  124,963          146,732          215,619
    Data processing                              301,895          246,689          245,814
    Pennsylvania bank shares tax                 294,616          247,544          212,498
    Other                                      1,585,165        1,496,247        1,543,751
                                             -----------      -----------      -----------

    Total other expenses                       6,226,507        6,037,460        5,934,300
                                             -----------      -----------      -----------

Income Before Income Taxes                     6,555,822        6,294,860        4,003,318

Provision for Income Taxes                     1,855,635        1,831,198        1,006,880
                                             -----------      -----------      -----------

Net Income                                   $ 4,700,187      $ 4,463,662      $ 2,996,438
                                             ===========      ===========      ===========

Net Income per Share
    of Common Stock                          $      2.66      $      2.53      $      1.70
                                             ===========      ===========      ===========

       The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997


                                                                                               Accumulated
                                                                                                  Other
                                           Common                             Retained       Comprehensive
                                           Stock            Surplus           Earnings            Income              Total
                                       --------------    --------------     --------------    ---------------     -------------
Balance at
December 31, 1996                      $ 263,997           $ 3,850,000        $ 13,377,522      $  9,376,632       $ 26,868,151

 Comprehensive Income
  Net income                                                                     2,996,438                            2,996,438
  Other comprehensive
   income, net of tax:
  Changes in net unrealized
   holding gains (losses) on
   available-for-sale securities,
   net of deferred income tax
   of $4,399,723                                                                                   8,540,638          8,540,638
 Change in minimum pension
  liability, net of deferred
  income tax benefit of
  $41,380                                                                                            (80,325)           (80,325)
                                                                                                                  -------------

 Total Comprehensive Income                                                                                          11,456,751

Sale of 2,178 shares
 of common stock                             653                82,656                                                   83,309
Cash dividends                                                                    (995,261)                            (995,261)
Retroactive restatement, 1999
 stock dividend in the form of
 a two-for-one one stock split           264,650              (264,650)
                                       --------------    --------------     --------------    ---------------     -------------

Balance at
December 31, 1997                        529,300             3,668,006          15,378,699       17,836,945          37,412,950

Comprehensive Income
 Net income                                                                      4,463,662                            4,463,662
 Other comprehensive
  income, net of tax:
 Changes in net unrealized
   holding gains (losses) on
   available-for-sale securities,
   net of deferred income tax
   benefit of $545,996                                                                            (1,059,874)        (1,059,874)
 Change in minimum pension
   liability, net of deferred
   income tax benefit of
   $25,264                                                                                           (49,041)           (49,041)
 Reclassification
  adjustment due to sale of
  securities, net of deferred
  income tax of $389,802                                                                             756,675            756,675
                                                                                                                  -------------

Total Comprehensive Income                                                                                            4,111,422

Sale of 2,179 shares
 of common stock                             654                82,692                                                   83,346
Cash dividends                                                                  (1,033,597)                          (1,033,597)
Adjustment to reflect stock split            654                  (654)                                                       -
                                       --------------    --------------     --------------    ---------------     -------------





                                                                                               Accumulated
                                                                                                 Other
                                         Common                                 Retained      Comprehensive
                                         Stock               Surplus            Earnings         Income               Total
                                       ---------           -----------        ------------    -------------       -------------
Balance at
December 31, 1998                      $ 530,608           $ 3,750,044        $ 18,808,764     $ 17,484,705       $  40,574,121

Balance at
December 31, 1998                      $ 530,608           $ 3,750,044        $ 18,808,764     $ 17,484,705       $  40,574,121

 Comprehensive Income
  Net income                                                                     4,700,187                            4,700,187
  Other comprehensive
   income, net of tax:
   Changes in net unrealized
    holding gains (losses) on
    available-for-sale securities,
    net of deferred income tax
    benefit of $2,953,185                                                                        (5,732,653)         (5,732,653)
   Change in minimum pension
     liability, net of deferred
    income tax of $66,653                                                                           129,384             129,384
   Reclassification
     adjustment due to sale of
     securities, net of deferred
     income tax benefit of
     $62,757                                                                                       (121,823)           (121,823)
                                                                                                                  -------------

  Total Comprehensive Income                                                                                         (1,024,905)

Sale of 2,179 shares
  of common stock                          1,308                82,039                                                   83,347
Cash dividends                                                                    (956,315)                            (956,315)
                                       ---------           -----------        ------------     ------------       -------------

Balance at
December 31, 1999                      $ 531,916           $ 3,832,083        $ 22,552,636     $ 11,759,613       $  38,676,248
                                       =========           ===========        ============     ============       =============


       The accompanying notes are an integral part of these consolidated financial statements.


                                       -5

CONSOLIDATED STATEMENTS OF CASH FLOWS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                                            Years Ended December 31,
                                                      ------------------------------------------------------------------
                                                          1999                       1998                       1997
                                                      -----------                ------------               ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $  4,700,187               $  4,463,662               $  2,996,438
 Adjustments to reconcile net cash from
   operating activities:
     Depreciation and amortization                         618,762                    601,686                    584,356
     Net amortization / accretion of
      premiums and discounts                                31,202                    (10,617)                   (17,366)
     Net investment security gains                      (2,950,489)                (3,001,116)                (1,065,063)
     Provision for loan losses                             150,000                    200,000                     80,000
     Net loss on disposal of
      premises and equipment                                41,589                     43,681                     30,349
     Reinvestment of stock dividends                       (52,854)                   (60,669)                   (74,811)
     Increase (decrease) in cash due to
       changes in assets and liabilities:
         Other assets                                       64,990                    (85,851)                   949,711
         Accrued interest and
          other liabilities                                (88,976)                  (109,082)                   199,434
                                                      -------------              -------------              -------------

 Net Cash From Operating Activities                      2,514,411                  2,041,694                  3,683,048

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of
   available-for-sale securities                         3,696,243                  3,545,958                  1,370,112
 Proceeds from maturities of
   held-to-maturity securities                           8,880,000                 11,125,000                  8,800,000
 Purchase of available-for-sale
   securities                                                    -                   (268,094)                   (84,000)
 Purchase of held-to-maturity securities                (8,304,107)               (11,333,169)               (15,446,563)
 Net purchases of Federal Home
  Loan Bank stock                                         (566,900)                  (101,300)                  (170,700)
 Net loans made to customers                           (22,008,417)               (22,537,032)               (16,469,278)
 Proceeds from disposal of
   premises and equipment                                   76,174                      1,969                      7,887
 Purchases of premises and equipment                      (365,054)                  (499,070)                  (292,836)
                                                      -------------              -------------              -------------

 Net Cash Used By
   Investing Activities                               $(18,592,061)              $(20,065,738)              $(22,285,378)

                                                                            Years Ended December 31,
                                                      ------------------------------------------------------------------
                                                          1999                       1998                       1997
                                                      -----------                ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                             $ 32,720,274               $ 22,805,838               $ 14,323,109
 Proceeds from debt                                      8,000,000
 Proceeds from issuing common stock                         83,347                     83,346                     83,309
 Dividends paid                                           (956,315)                (1,033,597)                  (995,261)
                                                      -------------              -------------              -------------

 Net Cash From Financing Activities                     39,847,306                 21,855,587                 13,411,157
                                                      -------------              -------------              -------------

Net Change in Cash and
 Cash Equivalents                                       23,769,656                  3,831,543                 (5,191,173)

Cash and Cash Equivalents
 at Beginning of Year                                   14,910,077                 11,078,534                 16,269,707
                                                      -------------              -------------              -------------

Cash and Cash Equivalents
 at End of Year                                       $ 38,679,733               $ 14,910,077               $ 11,078,534
                                                      =============              =============              =============

SUPPLEMENTAL DISCLOSURES
 Cash payments for:
  Interest                                            $  9,683,375               $  8,173,810               $  7,151,078

  Income taxes                                        $  1,862,837               $  2,054,842               $    946,040

NON-CASH INVESTING AND FINANCING TRANSACTIONS
 Recorded unrealized gains on securities
  available for sale at December 31                   $ 17,817,596               $ 26,687,984               $ 27,147,378

 Deferred income taxes on recorded
  unrealized gains on securities
  available for sale at December 31                   $  6,057,983               $  9,073,915               $  9,230,109

 Loans transferred to foreclosed assets
  during the year                                     $     59,793               $    268,697               $    343,479

 100% stock dividend in the form of a
  two-for-one stock split, retroactively
  restated to 1997
    Common stock                                      $          -               $          -               $    265,304
    Surplus                                           $          -               $          -               $   (265,304)

 Adjustment due to retroactive
  restatement to reflect additional
  share purchases
    Common stock                                      $          -               $        654               $          -
    Surplus                                           $          -               $       (654)              $          -

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Peoples Financial Corp., Inc. (the Company) is a bank holding company for its wholly owned subsidiary, PFC Bank (the Bank). The Bank is a full-service commercial banking institution. It provides a variety of financial services to individuals and corporate customers in Armstrong, Butler, Clarion and Indiana counties through its six branches and main office located in New Bethlehem, Pennsylvania. The Bank's primary deposit products are non-interest and interest-bearing checking accounts, savings accounts and certificates of deposit. Its primary lending products are installment, commercial and single-family and multi-family mortgage loans. PFC Bank has a wholly owned subsidiary, PFC Service Corporation. PFC Service Corporation is a Delaware holding company for the Bank's equity investments.

Principles of Consolidation: The consolidated financial statements include the accounts of Peoples Financial Corp., Inc., its wholly-owned subsidiary, PFC Bank, and PFC Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany accounts have been eliminated in the consolidation. Peoples Financial Corp., Inc. transacts no other material business.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Management obtains independent appraisals for significant properties in determining the allowances for loan losses and the valuation of foreclosed real estate.

Investment Securities: The Bank classifies its investment securities as held to maturity, trading or available for sale. Securities which management has positive intent and ability to hold until maturity are classified as held to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount computed on a level yield basis. Securities that are bought and held principally to sell them in the near term are classified as trading securities. All other securities are classified as available-for-sale securities. Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported net of income taxes as a separate component of stockholders' equity until realized. At this time, management does not intend to establish a trading securities classification.

Interest and dividends on investment securities are reported as interest income. Gains and losses realized on sales of investment securities represent the differences between net proceeds and carrying values determined by the specific identification method.

Loans Receivable and Allowance for Loan Losses: Loans are stated at unpaid principal balances, less the allowance for loan losses and unearned discounts.

Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

The Bank intends to sell its guaranteed student loans. Such loans are recorded at the lower of cost or estimated market value. Student loans held for sale at December 31, 1999 were $654,057.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Receivable and Allowance for Loan Losses (continued): The allowance for loan losses is maintained at a level that, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans generally are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Loans are placed on non-accrual status when they are 90 days past due, unless they are adequately collateralized and in the process of collection.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation computed on both the straight-line and accelerated methods over the estimated useful lives of the assets. Costs for maintenance and repairs are expensed in the current period. The costs associated with significant additions or improvements are capitalized.

Other Real Estate Owned (OREO): Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in OREO. In-substance foreclosures are properties in which a borrower, with little or no equity in the collateral, effectively abandons control of the property or has no economic interest to continue involvement in the property. The borrower's ability to rebuild equity based on current financial conditions would also be considered doubtful.

Properties acquired by foreclosure or deed in lieu of foreclosure and properties classified as in-substance foreclosures are transferred to OREO and recorded at the lower of cost or fair value, less estimated costs to sell. Costs to maintain the assets, subsequent write-downs to reflect declines in the fair value of the properties, and subsequent gains and losses related to their disposal are included in other income and expenses.

Employee Retirement Plans: The Bank's qualified defined benefit pension plan (see Note 9) is funded in accordance with the Employee Retirement Income Security Act of 1974. Liabilities are recognized based on the actuarially calculated benefits accrued through the date of the calculation. The Bank's non-qualified defined benefit pension plan is not funded as of December 31, 1999.

Income Taxes: The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company files consolidated Federal income tax returns with its subsidiary.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share: Earnings per share are calculated using the weighted-average number of shares outstanding, which also equals primary and fully diluted per share calculations. The weighted average shares outstanding, giving retroactive effect to the stock dividend discussed in Note 16, were 1,770,151, 1,765,792 and 1,761,126 for the years ended December 31, 1999, 1998 and 1997, respectively.

Cash Equivalents: For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. This includes the balance sheet captions of "Cash and due from banks", "Interest-bearing deposits in banks", and "Federal funds sold".

Reclassifications: Certain previously reported items have been reclassified to conform to the current year's classifications. The reclassifications have no effect on total assets, total liabilities and stockholders' equity, or net income.


NOTE 2 - INVESTMENT SECURITIES

Available-for-sale securities consist of the following:

                                                                        December 31, 1999
                                     -------------------------------------------------------------------------------------------
                                                                    Gross                     Gross
                                       Amortized                 Unrealized                 Unrealized                  Market
                                         Cost                       Gains                     Losses                     Value
                                     -----------                -----------                 ----------               -----------
Equity securities                    $ 9,948,686                $17,873,106                  $(55,510)               $27,766,282


                                                                        December 31, 1998
                                     -------------------------------------------------------------------------------------------
                                                                    Gross                     Gross
                                       Amortized                 Unrealized                 Unrealized                  Market
                                         Cost                       Gains                     Losses                     Value
                                     -----------                -----------                 ----------               -----------
Equity securities                    $10,673,904                $26,698,406                  $(10,422)               $37,361,888


PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

Held-to-maturity securities consist of the following:


                                                                                 December 31, 1999
                                                 -----------------------------------------------------------------------------------
                                                                            Gross                  Gross
                                                  Amortized              Unrealized              Unrealized                Market
                                                    Cost                    Gains                   Losses                  Value
                                                 ------------           ------------            ------------            ------------
U.S. Treasury
  securities                                     $ 23,333,589           $     65,356            $    (92,432)           $ 23,306,513
Obligations of U.S.
  government
  agencies                                          8,460,770                     --                (236,083)              8,224,687
Obligations of state
  and political sub-
  divisions                                           259,685                    971                  (1,346)                259,310
                                                 ------------           ------------            ------------            ------------

                                                 $ 32,054,044           $     66,327            $   (329,861)           $ 31,790,510
                                                 ============           ============            ============            ============


                                                                                 December 31, 1999
                                                 -----------------------------------------------------------------------------------
                                                                            Gross                  Gross
                                                  Amortized              Unrealized              Unrealized                Market
                                                    Cost                    Gains                   Losses                  Value
                                                 ------------           ------------            ------------            ------------
U.S. Treasury
  securities                                     $ 23,967,745           $    775,586            $         --            $ 24,743,331
Obligations of U.S.
  government
  agencies                                          6,774,380                 17,427                 (21,707)              6,770,100
Obligations of state
  and political sub-
  divisions                                         1,137,866                  5,129                  (1,745)              1,141,250
Corporate notes                                       748,830                  3,881                      --                 752,711
                                                 ------------           ------------            ------------            ------------

                                                 $ 32,628,821           $    802,023            $    (23,452)           $ 33,407,392
                                                 ============           ============            ============            ============

Gross realized gains on sales of available-for-sale securities were $3,199,903, $3,216,142 and $1,173,428 in 1999, 1998 and 1997, respectively. The gains are reduced by previously recognized appreciation which occurred as a result of a merger of $281,732, $246,837 and $148,541 in 1999, 1998 and 1997, respectively.
Additional net gains of $32,318, $31,811 and $40,176 in 1999, 1998 and 1997,
respectively, were recognized for previous write-downs of held-to-maturity securities resulting from the merger.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated market value of held-to-maturity securities at December 31, 1999, by contractual maturity, are shown below. Available-for-sale securities do not have a contractual maturity date as they consist of equity securities. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

                                                Amortized Cost      Market Value
                                                --------------      ------------
Available-for-sale Securities                    $  9,948,686       $ 27,766,282
                                                 ============       ============
Held-to-maturity Securities
  Due in one year or less                        $  9,824,409       $  9,821,048
  Due after one year through five years            22,220,762         21,945,994
  Due after five years through ten years               24,814             23,468
                                                 ------------       ------------
                                                   32,069,985         31,790,510
  Step-down due to merger                             (15,941)              --
                                                 ------------       ------------
                                                 $ 32,054,044       $ 31,790,510
                                                 ============       ============

As a member of the Federal Home Loan Bank of Pittsburgh (FHLB), the Bank is required to maintain a minimum amount of FHLB stock. The minimum amount is calculated based on the level of the Bank's assets, residential real estate loans, and FHLB advances. At December 31, 1999 and 1998, the Bank held $1,408,400 and $841,500, respectively, of FHLB stock.


NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The primary classifications of loans as of December 31 are as follows:

                                                     1999               1998
                                                 ------------       ------------
Mortgage                                         $124,114,113       $112,915,388
Installment                                        22,684,830         23,925,546
Commercial                                         48,854,680         34,396,565
Student and other                                   2,269,725          4,714,617
                                                 ------------       ------------
                                                  197,923,348        175,952,116

Less: Unearned discounts                                5,587              9,683
      Allowance for loan losses                     1,378,369          1,238,232
                                                 ------------       ------------
                                                 $196,539,392       $174,704,201
                                                 ============       ============

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                       1999           1998             1997
                                   -----------     -----------     -----------
Balance, beginning of year         $ 1,238,232     $ 1,248,879     $ 1,253,810
Provision charged to operations        150,000         200,000          80,000
Loans charged off                      (48,442)       (246,182)       (105,016)
Recoveries                              38,579          35,535          20,085
                                   -----------     -----------     -----------
Balance, end of year               $ 1,378,369     $ 1,238,232     $ 1,248,879
                                   ===========     ===========     ===========


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment, which are stated at cost, as of December 31 are as follows:

                                                       1999              1998
                                                    ----------        ----------
Land                                                $  371,554        $  368,054
Buildings and improvements                           3,490,126         3,446,544
Furniture and equipment                              4,473,852         4,358,121
                                                    ----------        ----------
                                                     8,335,532         8,172,719

Less:  Accumulated depreciation                      5,346,983         4,841,076
                                                    ----------        ----------
                                                    $2,988,549        $3,331,643
                                                    ==========        ==========

Depreciation expense was $590,385, $580,950 and $544,349 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 5 - PLEDGED ASSETS

At December 31, 1999 and 1998, assets carried at approximately $31,980,000 and $31,105,000, respectively, were pledged to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 6 - DEPOSITS

The maturities of time deposits over the next five years and thereafter as of December 31, 1999 are, as follows:

                            Amount       Percent
                         ------------    -------
Within one year          $104,168,094     76.6%
One to two years           12,653,682      9.3
Two to three years          4,202,768      3.1
Three to four years         6,955,888      5.1
Four to five years          6,224,962      4.6
Over five years             1,712,778      1.3
                         ------------    -----
                         $135,918,172    100.0%
                         ============    =====

NOTE 7 - INCOME TAXES

The provision for income taxes for the years ended December 31 consists of:

                                         1999            1998            1997
                                      -----------     -----------    -----------
Currently payable                     $ 1,976,719     $ 1,781,535    $   963,936
Deferred tax expense (benefit)           (121,084)         49,663         42,944
                                      -----------     -----------    -----------
                                      $ 1,855,635     $ 1,831,198    $ 1,006,880
                                      ===========     ===========    ===========

The significant components of temporary differences as of December 31 are as follows:

                                         1999           1998             1997
                                      ---------       ---------       ----------

Provision for loan losses             $ (47,647)      $   3,620       $   1,677
Depreciation                            (96,012)        (90,913)          3,488
Employee benefits                        (1,422)         57,191         (22,299)
Other                                    23,997          79,765          60,078
                                      ---------       ---------       ---------

  Total                               $(121,084)      $  49,663       $  42,944
                                      =========       =========       =========

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 7 - INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before income taxes for the years ended December 31 is as follows:

                                             Percentage of Pre-Tax Income
                                           --------------------------------
                                            1999         1998         1997
                                           ------       ------       ------
Provision at statutory rate                34.0 %       34.0 %       34.0 %
Effect of tax-exempt income                (1.6)        (1.7)        (2.5)
Dividend received deduction                (3.9)        (3.9)        (5.5)
Other                                      (0.2)         0.7         (0.8)
                                           ----         ----         ----
Actual tax expense and
  effective rate                           28.3 %       29.1 %       25.2 %
                                           =====        =====        =====

The significant components of the Bank's deferred tax assets and liabilities recorded on the balance sheet as of December 31 are as follows:

                                    1999                         1998
                        --------------------------    --------------------------
                                Deferred Tax                 Deferred Tax
                        --------------------------    --------------------------
                           Assets      Liabilities       Assets      Liabilities
                        -----------    -----------    -----------    -----------
Provision for loan
  losses                $   304,319    $      --      $   256,671    $      --
Depreciation                   --           91,876           --          187,888
Pension expense               7,875           --            6,453           --
Unrealized gains               --        6,057,983           --        9,073,915
Merger adjustment to
  market value                 --        1,093,637           --        1,189,426
Additional minimum
  pension liability            --             --           66,653           --
Other                        96,293         55,022        109,303         44,034
                        -----------    -----------    -----------    -----------
                        $   408,487    $ 7,298,518    $   439,080    $10,495,263
                        ===========    ===========    ===========    ===========


NOTE 8 - FEDERAL HOME LOAN BANK BORROWINGS

At December 31, 1999, the Bank had an advance from the FHLB in the amount of $8,000,000 at 5.78% with a maturity of January 18, 2000. The Bank has access to additional FHLB borrowings in the amount of $8.9 million at 4.05% annual interest.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 9 - EMPLOYEE RETIREMENT PLANS

PFC Bank maintains a qualified non-contributory defined benefit pension plan which covers substantially all employees meeting minimum age and service requirements. The plan generally provides benefits based on years of credited service and final average earnings. The current funding policy of the plan is to annually contribute the maximum amount that can be deducted for Federal income tax purposes. In 1999, the Bank adopted a non-qualified deferred compensation plan for certain executive employees. The Board of Directors designates participants of the plan. Benefits provided under the non-qualified plan are based on the discretion of the Board of Directors.

Assets for the qualified pension plan were primarily U.S. government obligations, corporate obligations and equity securities whose valuations are subject to fluctuations of the securities market. Changes in plan asset values attributable to differences between actual and expected returns on plan assets were deferred as unrecognized gains or losses and included in the determination of pension cost over time. The non-qualified plan is unfunded as of December 31, 1999.

The following table summarizes financial data for the plans as of December 31:

                                                                         1999           1998
                                                                     -----------     -----------
Change in Projected Benefit Obligation:
  Beginning of year benefit obligation                               $ 1,962,727     $ 1,710,378
  Service cost                                                           115,881         112,188
  Interest cost                                                          132,866         119,322
  Plan adoption                                                          143,966            --
  Net actuarial (gain) loss                                              (63,787)        131,452
  Less: Benefits paid to participants                                   (122,876)       (110,613)
                                                                     -----------     -----------

    End of year benefit obligation                                   $ 2,168,777     $ 1,962,727
                                                                     ===========     ===========

Change in the Fair Value of Plan Assets:
  Beginning of year plan assets, at fair value                       $ 1,571,422     $ 1,285,379
  Actual return on plan assets                                           184,042          91,921
  Employer contributions                                                 229,151         304,735
  Benefits paid to participants                                         (122,876)       (110,613)
                                                                     -----------     -----------

    End of year plan assets, at fair value                           $ 1,861,739     $ 1,571,422
                                                                     ===========     ===========

Accrued Pension Expense:
  Funded status (projected benefit obligation less plan
    assets at fair value)                                            $  (307,038)    $  (391,305)
  Unamortized transition amount                                           81,946          87,334
  Unrecognized net actuarial loss                                        521,487         670,164
  Additional minimum pension liability adjustment                       (130,878)       (196,037)
  Unamortized prior service benefit                                     (323,361)       (459,904)
                                                                     -----------     -----------

    Accrued pension expense at year end                              $  (157,844)    $  (289,748)
                                                                     ===========     ===========


PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997


NOTE 9 - EMPLOYEE RETIREMENT PLANS (CONTINUED)

Net periodic pension cost included the following components for the years ended December 31:

                                              1999         1998          1997
                                            ---------    ---------     ---------
Service cost - benefits earned
  during the period                         $ 115,881    $ 112,188     $  68,009
Interest cost on projected benefit
  obligation                                  132,866      119,322        89,596
Net amortization (deferral)                    97,701       (3,063)      114,976
Less: Actual return on plan assets            184,042       91,921       175,841
                                            ---------    ---------     ---------

  Net periodic pension cost                 $ 162,406    $ 136,526     $  96,740
                                            =========    =========     =========

The projected benefit obligation for the qualified plan was determined using an assumed discount rate of 7.5% for 1999 (6.5% for the non-qualified plan), 7.0% for 1998, and 7.0% for 1997 and an expected rate of increase in compensation of 4.0%, 4.0% and 4.0%, respectively, for the same periods (compensation increases are not considered as part of the non-qualified plan). The assumed rate of return on the qualified plan's investment earnings was 8.0% for 1999 (6.5% for the non-qualified plan), 7.0% for 1998, and 7.0% for 1997.


NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

There are various outstanding commitments and contingent liabilities arising in the normal course of business that are not reflected in the accompanying financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments were comprised of commitments to extend credit and stand-by letters of credit of approximately $13,900,000 and $12,000,000 as of December 31, 1999 and 1998, respectively, and approximate fair value.

The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the party. The terms are typically for a one-year period, with an annual renewal option subject to prior approval by management.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of outstanding commercial and personal lines of credit.

The exposure to loss under these commitments is limited by subjecting them to credit approval and monitoring procedures. Substantially all of the commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Since many of the commitments are expected to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 11 - DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

           Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

           Investment securities: The fair value of securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

           FHLB stock: The carrying value of the FHLB stock is a reasonable estimate of fair value due to restrictions on the securities.

           Loans receivable: For most homogeneous categories of loans, fair value is estimated by comparing rates currently offered on similar loans to the interest rate yield being realized on existing loans. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.

           Deposit liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by comparing the rates currently offered on similarly maturing deposits to the interest rate being recognized on existing certificates of deposit.

           FHLB borrowings: The carrying value is a reasonable estimate of fair value.

The estimated fair value of the Company's financial instruments as of December 31, 1999 is as follows:

                                                  Carrying
                                                    Amount           Fair Value
                                                ------------        ------------
Financial Assets
  Cash and cash equivalents                     $ 38,679,733        $ 38,679,733

  Investment securities                         $ 59,820,326        $ 59,556,792

  FHLB stock                                    $  1,408,400        $  1,408,400

  Loans receivable                              $196,539,392        $197,212,000

Financial Liabilities
  Deposits                                      $246,073,436        $246,834,000

  FHLB borrowings                               $  8,000,000        $  8,000,000

The market values of classifications of investment securities are contained in
Note 2.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 12 - REGULATORY MATTERS

The Bank pays dividends from its assets. However, the Bank is subject to legal limitations on the amount of dividends that can be paid to the Company. The Pennsylvania Banking Code restricts the payment of dividends, generally to the extent of retained earnings. Dividends are based on operating results for the period. Consideration for dividend declarations and payments include regulatory guidelines and limitations and the capital requirements of the Bank.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth below, of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999 and 1998, that the Bank meets all capital adequacy requirements to which it is subjected.

As of December 31, 1999 and 1998, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's regulatory capital information as of December 31, 1999 and 1998 is, as follows:

                                                                    Minimum              Well
                                                                    Capital          Capitalized
                                                    Actual       Requirements       Requirements
                                                    ------       ------------       ------------
Leverage capital ratio
  1999                                               9.27%         3% to 4%              5%
  1998                                               9.48%         3% to 4%              5%

Tier 1 capital to risk weighted assets
  1999                                              15.13%            4%                 6%
  1998                                              13.18%            4%                 6%

Total capital to risk weighted assets
  1999                                              20.55%            8%                 10%
  1998                                              20.91%            8%                 10%


PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997

NOTE 12 - REGULATORY MATTERS (CONTINUED)

Included in the "Cash and due from banks" and "Interest-bearing deposits in banks" balances are required federal reserves of approximately $1,370,000 and $1,191,000 at December 31, 1999 and 1998, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.


NOTE 13 - CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Bank primarily grants loans to customers in Armstrong, Butler, Clarion and Indiana counties of Pennsylvania and maintains a diversified loan portfolio. The ability of its debtors to honor their contracts is not substantially dependent on any particular economic business sector.

The Bank has certain risks associated with deposit concentrations. The Bank had 284 accounts greater than $100,000 representing $63.5 million in deposits as of December 31, 1999 (25.8% of deposits as of December 31, 1999) and $62.3 million in 327 accounts as of December 31, 1998 (29.2% of deposits as of December 31, 1998).

A substantial portion of the Bank's investments in municipal securities is obligations of state or political subdivisions located within Pennsylvania.

At December 31, 1999, approximately $19,800,000 of the Bank's "Cash and due from banks" and "Interest-bearing deposits in banks" was maintained at various financial institutions in amounts that exceeded the $100,000 limit on FDIC insured accounts.

The Company and the Bank are involved in various legal actions from normal business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the financial position of the Company or the Bank.


NOTE 14 - RELATED PARTIES

At December 31, 1999 and 1998, certain executive officers, directors and principal shareholders of the Company, and companies in which they have beneficial ownership, were indebted (including loans, open letters of credit, and third part consignors) to the Bank for $1,012,475 and $480,998, respectively. During 1999, new loans to such related parties were $78,461 and repayments were $119,389. Open letters of credit and third party guarantees had a net increase of $572,405.

Deposits with the Bank by related parties and shareholders' greater than 5% were approximately $6,045,000 and $3,739,000 as of December 31, 1999 and 1998,
respectively.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997


NOTE 15 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial information for Peoples Financial Corp., Inc. as of December 31, 1999 and 1998 and for the years ended Decenber 31, 1999, 1998 and 1997 is as follows:

BALANCE SHEETS

                                                                                                         December 31,
                                                                                            ----------------------------------------
                                                                                                1999                         1998
                                                                                            -----------                  -----------
ASSETS
  Cash in bank                                                                              $   174,106                  $    35,173
  Investment in subsidiary                                                                   38,298,540                   40,322,888
  Available-for-sale securities                                                                 194,434                      216,060
  Deferred taxes and other assets                                                                 9,168                         --
                                                                                            -----------                  -----------

  Total Assets                                                                              $38,676,248                  $40,574,121
                                                                                            ===========                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities                                                                               $      --                    $      --

  Stockholders' Equity                                                                      $38,676,248                   40,574,121
                                                                                            -----------                  -----------

  Total Liabilities and Stockholders' Equity                                                $38,676,248                  $40,574,121
                                                                                            ===========                  ===========


STATEMENTS OF INCOME

                                                                                          Years Ended December 31,
                                                                          ----------------------------------------------------------
                                                                             1999                    1998                    1997
                                                                          ----------              ----------              ----------
Income
  Dividends from subsidiary                                               $1,006,296              $1,033,597              $1,004,261
  Other                                                                       35,434                  26,113                  14,781

Expenses
  Professional fees                                                           25,096                  45,142                  69,860
  Miscellaneous                                                                4,733                   3,100                   4,200
                                                                          ----------              ----------              ----------

Income Before Income Taxes and Equity in
  Undistributed Earnings of Subsidiary                                     1,011,901               1,011,468                 944,982

Equity in Undistributed Earnings
  of Subsidiary                                                            3,688,286               3,452,194               2,051,456
                                                                          ----------              ----------              ----------

Net Income                                                                $4,700,187              $4,463,662              $2,996,438
                                                                          ==========              ==========              ==========

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997


NOTE 15 - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
                                                                        ------------------------------------------------------------
                                                                            1999                    1998                    1997
                                                                        -----------             -----------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 4,700,187             $ 4,463,662             $ 2,996,438
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Decrease in cash due to changes
        in assets and liabilities
          Equity in undistributed earnings
            of subsidiary                                                (3,688,286)             (3,452,194)             (2,051,456)
                                                                        -----------             -----------             -----------

Net Cash From Operating Activities                                        1,011,901               1,011,468                 944,982

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of available-for-sale securities                                    --                  (199,942)                 (9,000)
                                                                        -----------             -----------             -----------

Net Cash Used By Investing Activities                                          --                  (199,942)                 (9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing of common stock                                      83,347                  83,346                  83,309
  Dividends paid                                                           (956,315)             (1,033,597)               (995,261)
                                                                        -----------             -----------             -----------

Net Cash Used By Financing Activities                                      (872,968)               (950,251)               (911,952)
                                                                        -----------             -----------             -----------

Net Change in Cash and Cash Equivalents                                     138,933                (138,725)                 24,030

Cash and Cash Equivalents
  at Beginning of Year                                                       35,173                 173,898                 149,868
                                                                        -----------             -----------             -----------

Cash and Cash Equivalents
  at End of Year                                                        $   174,106             $    35,173             $   173,898
                                                                        ===========             ===========             ===========


NOTE 16 - STOCK SPLIT

On January 20, 1999, the Company declared a 100% stock dividend in the form of a two-for-one stock split on the Company's outstanding common stock. One additional share of common stock was issued for each share of comon stock held by shareholders of record as of the close of business on January 20, 1999. The distribution of new shares began February 10, 1999. The Company has retroactively restated common stock and surplus for all periods presented to reflect this stock split. Par value remained unchanged at $0.30 per share. The number of shares issued and outstanding at December 31, 1998, after giving effect to the stock split, was 1,768,694 (884,347 shares issued and outstanding prior to the stock split). All reference to the number of share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the stock split for all periods presented.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 1999, 1998 and 1997


NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In addition, certain provisions of this statement will permit, at the date of initial adoption, the transfer of any held-to-maturity security into either the available-for-sale or trading category and the transfer of any available-for-sale security into the trading category. Transfers from the held-to-maturity portfolio at the date of initial adoption will not call into question an entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. At this time, the Bank does not hold any derivative instruments or engage in any hedging activities.