Form 10-Q
period 2000-03-31
PEOPLES FINANCIAL CORP INC /PA/
filed 2000-05-15
CIK 936948

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark one)
  [X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

  [  ]         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates: May 1, 2000
                                                   -----------

     As of May 1, 2000, there were 1,773,052 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY



INDEX                                                                                                         PAGE
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements
              Consolidated Balance Sheets -
              March 31, 2000 (unaudited), December 31, 1999 and March 31, 1999 (unaudited). . . . . . . . .       1

              Consolidated Statements of Income -
              Three months ended March 31, 2000 and 1999 (unaudited). . . . . . . . . . . . . . . . . . . .       2

              Consolidated Statements of Cash Flows -
              Three months ended March 31, 2000 and 1999 (unaudited). . . . . . . . . . . . . . . . . . . .       3

              Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .       4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operation. . . . . . . . . . . . . . . . . . . . . . . . .       5

ITEM 2.       Quantitative and Qualitative Disclosure about Market Risk. . . . . . . . . . . . . . . . . .       14

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

ITEM 2.       Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

ITEM 3.       Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

ITEM 4.       Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .       15

ITEM 5.       Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

ITEM 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                   March 31,                          March 31,
                                                                     2000          December 31          1999
ASSETS                                                           (Unaudited)          1999           (Unaudited)
                                                               --------------    --------------    --------------
     Cash and due from banks                                   $  16,874,511     $  33,079,733      $ 11,523,898
     Federal funds sold                                            9,125,000         5,600,000         9,225,000
     Available-for-sale securities                                23,743,945        27,766,282        32,920,633
     Held-to-maturity securities                                  33,077,547        32,054,044        32,527,388
     Federal Home Loan Bank stock, at cost                         1,408,400         1,408,400           841,500
     Loans receivable, net                                       201,694,813       196,539,392       178,263,079
     Premises and equipment, net                                   3,067,311         2,988,549         3,245,395
     Other assets                                                  2,665,906         2,278,696         4,109,639
                                                               -------------     -------------     -------------

          Total Assets                                         $ 291,657,433     $ 301,715,096     $ 272,656,532
                                                               =============     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                                 $  29,590,162     $  28,375,696      $ 25,273,045
          Interest bearing                                       217,437,417       217,697,740       196,446,758
                                                               -------------     -------------     -------------
          Total deposits                                         247,027,579       246,073,436       221,719,803

     FHLB Borrowings                                                       0         8,000,000                 0
     Accrued interest and other liabilities                        8,059,223         8,965,412        11,706,679
                                                               -------------     -------------     -------------

          Total Liabilities                                      255,086,802       263,038,848       233,426,482

STOCKHOLDERS' EQUITY
     Common stock, par value                                         531,916           531,916           530,608
     Surplus                                                       3,832,083         3,832,083         3,750,044
     Retained earnings                                            23,087,598        22,552,636        20,261,342
     Accumulated other comprehensive income                        9,119,034        11,759,613        14,688,056
                                                               -------------     -------------     -------------
          Total stockholders' equity                              36,570,631        38,676,248        39,230,050
                                                               -------------     -------------     -------------

          Total Liabilities and Stockholders Equity            $ 291,657,433     $ 301,715,096     $ 272,656,532
                                                               =============     =============     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                   Three Months Ended March 31,
Interest Income                                                       2000             1999
                                                                   ----------       -----------
  Loans                                                            $4,014,089       $3,574,582
  Investment securities                                               774,581          757,082
  Interest-bearing deposits                                           193,018           28,076
  Federal funds sold                                                  133,996           92,281
                                                                   -----------     -----------
          Total interest income                                     5,115,684        4,452,021

Interest Expense
  Deposits                                                          2,683,313        2,240,862
  FHLB Borrowings                                                      21,836                0
                                                                   -----------     -----------
          Total interest expense                                    2,705,149        2,240,862
                                                                   -----------     -----------
Net Interest Income                                                 2,410,535        2,211,159
Provision for Loan Losses                                              15,000           60,000
                                                                   -----------     -----------
Net Interest Income after Provision for Loan Losses                 2,395,535        2,151,159

Other Income
  Service fees                                                        124,429          129,882
  Net investment gains                                                  8,301        1,615,207
  Other                                                                22,744           16,188
                                                                   -----------     -----------
                                                                      155,474        1,761,277
Other Expenses
  Salaries                                                            464,412          460,918
  Pension and other employee benefits                                 234,136          227,511
  Occupancy expense                                                   263,315          271,938
  Legal and professional                                               14,472           41,105
  Regulatory fees                                                      21,475           14,538
  Data processing                                                      40,768           48,053
  Other                                                               387,774          395,223
                                                                   -----------     -----------
                                                                    1,426,352        1,459,286

Income Before Income Taxes                                          1,124,657        2,453,150

Provision for Income Taxes                                            323,737          770,642
                                                                   -----------     -----------
Net Income                                                         $  800,920       $1,682,508
                                                                   ===========     ===========
Net Income per Share of Common Stock                               $     0.45       $     0.95
                                                                   ===========     ===========
Net Income per Share of Common Stock (fully diluted)               $     0.45       $     0.95
                                                                   ===========     ===========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                         1,773,052        1,768,694
                                                                   ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                            2000               1999
                                                                            -----------        -----------
Net Income                                                                  $   800,920        $ 1,682,508
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization                                                   137,792            141,375
Net investment security gains                                                    (8,301)            97,618
Net accretion/amortization of
  premiums and discounts                                                          2,037              2,215
Provision for loan losses                                                        15,000             60,000
Loss on sale / disposal of assets                                                 1,032             37,824
Reinvestment of stock dividends                                                       0            (26,341)
Increase (decrease) in cash due to changes in assets and liabilities:
         Other assets                                                          (128,456)        (1,681,173)
         Accrued interest and other liabilities                                 192,522            871,413
                                                                            -----------        -----------

     Net Cash From Operating Activities                                       1,012,546          1,185,439

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                           29,760            132,632
  Proceeds from maturities of securities held to maturity                     6,895,000          3,930,000
  Purchase of securities held to maturity                                    (7,920,540)        (3,827,906)
  Net loans made to customers                                                (5,174,875)        (3,627,507)
  Purchases of Premises and equipment                                          (215,032)           (86,708)
                                                                            -----------        -----------

   Net Cash Used By Investing Activities                                     (6,385,687)        (3,479,489)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from FHLB Borrowings                                              (8,000,000)                 0
  Net increase in deposits                                                      958,876          8,362,801
  Dividends paid                                                               (265,958)          (229,930)
                                                                            -----------        -----------
Net Cash (Used by)/From Financing Activities                                 (7,307,082)         8,132,871
                                                                            -----------        -----------

Net Change in Cash and Cash Equivalents                                     (12,680,223)         5,838,821

Cash and Cash Equivalents at Beginning of Period                             38,679,734         14,910,077
                                                                            -----------        -----------

Cash and Cash Equivalents at End of Period                                  $25,999,511        $20,748,898
                                                                            ===========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the Company or the Corporation) and its wholly owned subsidiary, PFC Bank (the Bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Corporation's consolidated year-end financial statements, including notes thereto, which are included in the Corporation's 1999 Annual Report on Form 10-K. In the opinion of the Corporation, the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly the financial position as of March 31, 2000 and 1999, the results of operation for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

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

NOTE D - COMPREHENSIVE INCOME
Total comprehensive income for the three months ended March 31, 2000 and 1999 was $(1,839,659) and $(1,114,141), respectively.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the three months ended March 31, 2000, the Corporation's total assets decreased from December 31, 1999 by $10.0 million resulting primarily from a decrease of approximately $12.7 million in liquid assets such as cash and due from banks and federal funds sold in addition to a decrease of over $4.0 million in available-for-sale securities. These decreases were the result of the full payoff of $8.0 million in short-term borrowings and a reduction in market values of the available-for-sale security portfolio. These decreases are offset slightly by an increase in loans of nearly $5.2 million. The Corporation's total assets increased over March 31, 1999 by $19.0 million resulting from increases of $23.4 million in net loans and $5.3 million in cash and due from banks and federal funds partially offset by a decrease in available-for-sale securities of nearly $9.2 million.

The decrease in total liabilities of approximately $8.0 million from December 31, 1999 to March 31, 2000 is entirely attributable to a decrease in short term borrowings of $8.0 million. The increase in total liabilities of $21.7 million from March 31, 1999 to March 31, 2000 is primarily attributable to an increase in deposits of $25.3 million offset by a decrease in other liabilities of $3.6 million.

As of March 31, 2000, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non-performing loans to total loans of 0.07% as compared to a ratio of 0.12% as of December 31, 1999 and 0.23% at March 31, 1999. Non-performing loan totals at March 31, 2000 were $143,000 that were delinquent more than 90 days or held on non-accrual status as compared to $233,000 and $420,000 at December 31, 1999 and March 31, 1999, respectively. At March 31, 2000, the allowance for possible loan losses was $1,383,000, which represented 0.69% of net loans as compared to 0.70% at December 31, 1999 and 0.73% at March 31, 1999. Non-performing loans totaled 0.58% of the allowance for possible loan losses, as compared to 0.51% at December 31, 1999 and 7.65% at March 31, 1999.

In management's opinion, the allowance for possible loan losses at March 31, 2000 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the three-month period ended March 31, 2000, the Corporation recognized net income of $801,000, a decrease of nearly $882,000 over the same period in the prior year. This decrease is attributable to a decrease of $1,607,000 in capital gains taken from the sale of available-for-sale securities offset by an increase in net interest income of $244,000 and decreases in provisions for federal income tax of $447,000 and other operating expenses of $33,000.

The operating results of the Corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the three-month period ended March 31, 2000 was $5.1 million, an increase of nearly $0.7 million from the three-month period ended March 31, 1999. This increase is attributed to a $0.4 million increase in interest on the loan portfolio in addition to an increase of $0.2 million in interest on investments and federal funds sold. Interest expense for the three-month period ended March 31, 2000 was approximately $2.7 million, a $0.5 million increase over the same three-month period ended March 31, 1999. Management attributes this increase primarily to the increased market rates paid on interest bearing deposits in addition to a $22,000 increase on interest paid on short-term borrowed funds.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the three-month period ended March 31, 2000, PFC Bank recorded $15,000 to the provision for loan losses as compared to $60,000 for the same period in the previous year. Net charge-offs for the three month period ended March 31, 2000 amounted to $10,000 as compared to $4,600 for the three-month period ended March 31, 1999.

Activity in the allowance for loan losses was as follows:

                                    Three-Months Ended           Year Ended
                                       March 31, 2000         December 31, 1999
                                    -------------------       -----------------

Balance, beginning of period                $1,378                 $1,238
Provision                                       15                    150
Charge-offs                                    (15)                   (48)
Recoveries                                       5                     38
                                            ------                 ------
Balance, end of period                      $1,383                 $1,378
                                            ======                 ======

Other Income

Other income for the three-month period ended March 31, 2000 was approximately $0.2 million, a decrease of $1.6 million over the three-month period ended March 31, 1999. This decrease is primarily attributable to capital gains from the sale of available-for-sale securities of $8,000 for the three-month period ended March 31, 2000 as compared with capital gains of $1.6 million for the same period of 1999. These net gains were primarily the result of the liquidation of a portion of PFC Bank's stock portfolio.

Other Expenses

Total other expenses decreased $33,000 for the three-month period ended March 31, 2000 when compared to the same period in the prior year. This decrease was the result of decreases in legal and professionsal fees of $27,000, occupancy expense of $9,000 and data processing expense of $7,000 offset slightly by an increase in salary and employee benefits of $10,000.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation incurred a provision for income taxes of $324,000 for the three-month period ended March 31, 2000, as compared to $771,000 for the same period ended March 31, 1999. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

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

                            March 31            December 31            March 31
                             2000                   1999                 1999
                            --------            -----------            --------
Leverage Ratio               9.88%                  9.27%                9.69%

Risk-Based Capital          19.31%                 20.55%               21.49%

Tier I Capital              15.10%                 15.13%               14.42%

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

Congress recently enacted legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act, which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

Management estimates that changes in PFC Bank's FDIC assessment rate, resulting from the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact the results of operations net of income taxes. Prior to this enactment, PFC Bank was not required to pay any FDIC assessment. Although the Bank is in the minimum assessment bracket, income will be impacted in the amount of $50,000 for the year ended December 31, 2000. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and simplification of forms and disclosures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 1999. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings
  Not applicable

ITEM 2.  Changes in Securities
  Not applicable

ITEM 3.  Defaults Upon Senior Securities
  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

On March 29, 2000, Peoples Financial Corp., Inc. held its Annual Shareholders's meeting. During the meeting the following Directors were elected: Frank T. Baker, Darl Hetrick, Francis Kane, Timothy P. Reddinger, R.B. Robertson, R.B. Robertson, Jr., J. Jack Sherman, Howard Schreckengost and William H. Toy. In addition, the shareholders ratified the selection of Edwards, Leap and Sauer, as the independent accountants for the Corporation for 2000.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         3.1      Registrant's Articles of Incorporation.
                  (Incorporated by reference in Registrant's January 27, 1995, filing on Form S-4).

         3.2      Registrant's By-Laws.
                  (Incorporated by reference in Registrant's January 27, 1995, filing on Form S-4).

         10.1     Agreement between R.B. Robertson and Bank.
                  (Incorporated by Reference in the Registrant's September 30, 1997 filing on Form 10-QSB).

         10.2     Settlement Agreement.
                  (Incorporated by Reference in the Registrant's December 31, 1996 filing on Form 10-KSB).

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 6.  Exhibits and Reports on Form 8-K (cont.)

         10.3     General Release
                  (Incorporated by Reference in the Registrant's December 31, 1996 filing on Form 10-KSB).

         10.4 Amendment to Executive Employment Agreement dated October 20, 1999, between R.B. Robertson and Bank.
                  (Incorporated by Reference to Registrant's September 30, 1999 filing of Form 10Q).

         10.5 Amendment to Executive Employment Agreement dated November 17, 1999 between R.B. Robertson, PFC Bank and Peoples Financial Corp., Inc. (Incorporated by Reference to the Registrant's December 31, 1999 filing of Form 10-K).

         11       Statement re:   Computation of Earnings Per Share.
                  (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

         12       Statement re:  Computation of Ratios.
                  (included herein at Part 1, Item 2, Page 9 of this Form
                  10-Q).

         27       Financial Data Schedule


  (b)    Reports on Form 8-K

                  The Registrant did note file any current reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     May  5, 2000
           ------------



                                                   PEOPLES FINANCIAL CORP., INC.
                                                                    (Registrant)



/s/ R.B. Robertson
------------------------------------
R.B. Robertson
President & Chief Executive Officer


/s/ James L. Kifer
------------------------------------
James L. Kifer
Executive Vice President & Asst. Secretary

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

         3.1      Registrant's Articles of Incorporation.
                  (Incorporated by reference in Registrant's January 27, 1995 filing of Form S-4).

         3.2      Registrant's By-Laws.
                  (Incorporated by reference in Registrant's January 27, 1995 filing of Form S-4).

         10.1     Agreement between R.B. Robertson and Bank.
                  (Incorporated by Reference in the Registrant's September 30,
                  1997 filing of Form 10-QSB).

         10.2     Settlement Agreement.
                  (Incorporated by Reference in the Registrant's December 31,
                  1996 filing of Form 10-KSB).

         10.3     General Release
                   (Incorporated by Reference in the Registrant's December 31,
                   1996 filing of Form 10-KSB).

         10.4     Amendment to Executive Employment Agreement dated October 20,
                  1999, between R.B. Robertson and Bank
                  (Incorporated by Reference to Registrant's September 30, 1999 filing of Form 10-Q).

         10.5     Amendment to Executive Employment Agreement dated November 17,
                  1999 between R.B. Robertson, PFC Bank and Peoples Financial
                  Corp., Inc.
                  (Incorporated by Reference to the Registrant's December 31,
                  1999 filing of Form 10-K).

         11       Statement re: Computation of Earnings Per Share.
                  (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

         12       Statement re: Computation of Ratios.
                  (included herein at Part 1, Item 2, Page 8 of this Form 10-Q).