Form 10-Q
period 2000-06-30
PEOPLES FINANCIAL CORP INC /PA/
filed 2000-08-03
CIK 936948

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark one)
     [X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    June 30, 2000
                                              -----------------

     [ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                 to
                                             ---------------    ---------------

                         Commission file number   33-88802
                                                ------------


                          PEOPLES FINANCIAL CORP., INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                    25-1469914
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               Ford Street and Fourth Avenue, Ford City, PA 16226
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (724) 763-1221
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   XX   No
     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable dates:      August 1, 2000
                                                     --------------------

     As of August 1, 2000, there were 1,665,412 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY


INDEX                                                                                                        PAGE
-----                                                                                                        ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

              Consolidated Balance Sheets -
              June 30, 2000 (unaudited), December 31, 1999 and June 30, 1999 (unaudited). . . . . . . .        1

              Consolidated Statements of Income -
              Six months ended June 30, 2000 and 1999 (unaudited) . . . . . . . . . . . . . . . . . . .        2

              Consolidated Statements of Income -
              Three months ended June 30, 2000 and 1999 (unaudited) . . . . . . . . . . . . . . . . . .        3

              Consolidated Statements of Cash Flows -
              Six months ended June 30, 2000 and 1999 (unaudited) . . . . . . . . . . . . . . . . . . .        4

              Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .        5

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operation. . . . . . . . . . . . . . . . . . . . . . .        7

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk . . . . . . . . . . . . . . . .       12

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

ITEM 2.       Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

ITEM 3.       Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

ITEM 4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .       13

ITEM 5.       Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

ITEM 6.       Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                        June 30,                                  June 30,
                                                                          2000               December 31            1999
ASSETS                                                                 (Unaudited)               1999           (Unaudited)
                                                                      -------------         -------------       ------------
     Cash and due from banks                                          $  12,330,115         $  33,079,733       $ 12,675,588
     Federal funds sold                                                   3,900,000             5,600,000          9,150,000
     Available-for-sale securities                                       23,761,720            27,766,282         33,572,947
     Held-to-maturity securities                                         39,478,619            32,054,044         32,068,118
     Federal Home Loan Bank stock, at cost                                1,408,400             1,408,400          1,101,000
     Loans receivable, net                                              206,877,349           196,539,392        187,284,819
     Premises and equipment, net                                          2,955,790             2,988,549          3,172,800
     Other assets                                                         2,545,424             2,278,696          3,155,596
                                                                      -------------         -------------       ------------

          Total Assets                                                $ 293,257,417         $ 301,715,096      $ 282,180,868
                                                                      =============         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                                        $  32,386,091         $  28,375,696       $ 27,041,958
          Interest bearing                                              216,429,399           217,697,740        203,874,257
                                                                      -------------         -------------       ------------
          Total deposits                                                248,815,490           246,073,436        230,916,215

     FHLB Borrowings                                                              0             8,000,000                  0
     Accrued interest and other liabilities                               7,276,779             8,965,412         11,212,271
                                                                      -------------         -------------       ------------

          Total Liabilities                                             256,092,269           263,038,848        242,128,486

STOCKHOLDERS' EQUITY
     Common stock, par value                                                531,916               531,916            530,608
     Surplus                                                              3,832,083             3,832,083          3,750,044
     Retained earnings                                                   23,670,383            22,552,636         20,666,178
     Accumulated other comprehensive income                               9,130,766            11,759,613         15,105,552
                                                                      -------------         -------------       ------------
          Total stockholders' equity                                     37,165,148            38,676,248         40,052,382
                                                                      -------------         -------------       ------------

          Total Liabilities and Stockholders Equity                   $ 293,257,417         $ 301,715,096      $ 282,180,868
                                                                      =============         =============      =============


       The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                          Six Months Ended June 30,
                                                                                     -----------------------------------
Interest Income                                                                          2000                   1999
                                                                                     ------------            -----------
  Loans                                                                              $  8,180,751            $ 7,282,465
  Investment securities                                                                 1,660,648              1,454,295
  Interest-bearing deposits                                                               303,879                136,974
  Federal funds sold                                                                      265,196                203,124
                                                                                     ------------            -----------
          Total interest income                                                        10,410,474              9,076,858

Interest Expense
  Deposits                                                                              5,387,254              4,582,209
  FHLB Borrowings                                                                          21,836                      0
                                                                                     ------------            -----------
          Total interest expense                                                        5,409,090              4,582,209
                                                                                     ------------            -----------
Net Interest Income                                                                     5,001,384              4,494,649
Provision for Loan Losses                                                                  30,000                 90,000
                                                                                     ------------            -----------
Net Interest Income after Provision for Loan Losses                                     4,971,384              4,404,649

Other Income
  Service fees                                                                            253,569                269,373
  Net investment gains                                                                      8,301              1,623,111
  Other                                                                                    42,201                 25,897
                                                                                     ------------            -----------
                                                          Total other income              304,071              1,918,381

Other Expenses
  Salaries                                                                              1,008,116                919,680
  Pension and other employee benefits                                                     453,369                452,551
  Occupancy expense                                                                       550,227                553,931
  Legal and professional                                                                   65,965                 75,452
  Regulatory fees                                                                          42,889                 29,121
  Data processing                                                                         103,267                 95,691
  Other                                                                                   774,532                886,925
                                                                                     ------------            -----------
                                                        Total other expenses            2,998,365              3,013,351


Income Before Income Taxes                                                              2,277,090              3,309,679

Provision for Income Taxes                                                                627,427                992,424
                                                                                     ------------            -----------
Net Income                                                                           $  1,649,663            $ 2,317,255
                                                                                     ============            ===========
Net Income per Share of Common Stock                                                    $    0.93              $    1.31
                                                                                     ============            ===========
Net Income per Share of Common Stock (fully diluted)                                    $    0.93              $    1.31
                                                                                     ============            ===========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                                             1,773,052              1,768,694
                                                                                     ============            ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                           Three Months Ended June 30,
                                                                       ------------------------------------
Interest Income                                                             2000                   1999
                                                                       -------------          -------------
  Loans                                                                $   4,166,662          $   3,707,883
  Investment securities                                                      886,067                697,213
  Interest-bearing deposits                                                  110,861                108,898
  Federal funds sold                                                         131,200                110,843
                                                                       -------------          -------------
          Total interest income                                            5,294,790              4,624,837

Interest Expense
  Deposits                                                                 2,703,941              2,341,347
  FHLB Borrowings                                                                  0                      0
                                                                       -------------          -------------
          Total interest expense                                           2,703,941              2,341,347
                                                                       -------------          -------------
Net Interest Income                                                        2,590,849              2,283,490
Provision for Loan Losses                                                     15,000                 30,000
                                                                       -------------          -------------
Net Interest Income after Provision for Loan Losses                        2,575,849              2,253,490

Other Income
  Service fees                                                               129,140                139,491
  Net investment gains                                                             0                  7,904
  Other                                                                       19,457                  9,709
                                                                       -------------          -------------
          Total other income                                                 148,597                157,104
Other Expenses
  Salaries                                                                   543,704                458,762
  Pension and other employee benefits                                        219,233                225,040
  Occupancy expense                                                          286,912                281,993
  Legal and professional                                                      51,493                 34,347
  Regulatory fees                                                             21,414                 14,583
  Data processing                                                             62,499                 47,638
  Other                                                                      386,758                491,702
                                                                       -------------          -------------
         Total other expenses                                              1,572,013              1,554,065

Income Before Income Taxes                                                 1,152,433                856,529

Provision for Income Taxes                                                   303,690                221,782
                                                                       -------------          -------------
Net Income                                                             $     848,743          $     634,747
                                                                       =============          =============
Net Income per Share of Common Stock                                   $        0.48          $        0.36
                                                                       =============          =============
Net Income per Share of Common Stock (fully diluted)                   $        0.48          $        0.36
                                                                       =============          =============
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                                1,773,052              1,768,694
                                                                       =============          =============


       The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                            --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                             2000                    1999
                                                                            -------------            -------------
Net Income                                                                  $   1,649,663            $   2,317,255
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization                                                     274,993                  313,441
Net investment security gains                                                      (8,301)              (1,623,111)
Net accretion/amortization of
 premiums and discounts                                                            (9,504)                  11,500
Provision for loan losses                                                          30,000                   90,000
Loss on sale / disposal of assets                                                  20,331                   93,399
Reinvestment of stock dividends                                                         0                  (52,854)
Increase (decrease) in cash due to changes in assets and liabilities:
         Other assets                                                             (31,139)                (729,964)
         Accrued interest and other liabilities                                  (595,964)                 161,922
                                                                            -------------            -------------

     Net Cash From Operating Activities                                         1,330,079                  581,588

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                             29,760                1,755,743
  Proceeds from maturities of securities held to maturity                       7,895,000                6,680,000
  Purchase of securities held to maturity                                     (15,310,071)              (6,113,220)
  Purchase of FHLB stock                                                                0                 (259,500)
  Net loans made to customers                                                 (10,375,261)             (12,683,867)
  Purchases of Premises and equipment                                            (243,996)                (145,196)
                                                                            -------------            -------------

   Net Cash Used By Investing Activities                                      (18,004,568)             (10,766,040)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of FHLB Borrowings                                                (8,000,000)                       0
  Net increase in deposits                                                      2,756,787               17,559,823
  Dividends paid                                                                 (531,916)                (459,860)
                                                                            -------------            -------------
Net Cash From Financing Activities                                             (5,775,129)              17,099,963
                                                                            -------------            -------------

Net Change in Cash and Cash Equivalents                                       (22,449,618)               6,915,511

Cash and Cash Equivalents at Beginning of Period                               38,679,734               14,910,077
                                                                            -------------            -------------

Cash and Cash Equivalents at End of Period                                  $  16,230,116            $  21,825,588
                                                                            =============            =============


       The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the Corporation) and its wholly owned subsidiary, PFC Bank (the Bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Corporation's consolidated year-end financial statements, including notes thereto, which are included in the Corporation's 1999 Annual Report on Form 10-K. In the opinion of the Corporation, the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly the financial position as of June 30, 2000 and 1999, the results of operation for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

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

NOTE D - COMPREHENSIVE INCOME
Total comprehensive income for the six months ended June 30, 2000 and 1999 was $(979,184) and $(61,898), respectively.

NOTE E - INVESTMENT SECURITIES

Available-for-sale securities consist of the following:

                                                                        June 30, 2000
                                            --------------------------------------------------------------------
                                             Amortized          Unrealized         Unrealized          Market
                                               Cost                Gains             Losses            Value
                                            -----------        ------------        -----------      ------------
     Equity securities                      $ 9,927,227        $ 13,882,215        $  (47,722)      $ 23,761,720

                                                                       December 31, 1999
                                            --------------------------------------------------------------------
                                             Amortized          Unrealized         Unrealized          Market
                                               Cost                Gains             Losses            Value
                                            -----------        ------------        -----------      ------------
     Equity securities                      $ 9,948,686        $ 17,873,106        $  (55,510)      $ 27,766,282

                                                                        June 30, 1999
                                            --------------------------------------------------------------------
                                             Amortized          Unrealized         Unrealized          Market
                                               Cost                Gains             Losses            Value
                                            -----------        ------------        -----------      ------------
     Equity securities                      $10,489,712        $ 23,110,540        $  (27,305)      $ 33,572,947

Held-to-maturity securities consist of the following:

                                                                        June 30, 2000
                                            --------------------------------------------------------------------
                                             Amortized          Unrealized         Unrealized          Market
                                               Cost                Gains             Losses            Value
                                            -----------        ------------        -----------      ------------
     U.S. Treasury securities               $20,952,581        $   62,906          $  (96,573)      $ 20,918,914
     U.S. government agencies                18,361,215             5,485            (124,662)        18,242,038
     State and political subdivisions           164,823                 -              (3,254)           161,569
                                            --------------------------------------------------------------------
                                            $39,478,619        $   68,391          $ (224,489)      $ 39,322,521
                                            ====================================================================

                                                                       December 31, 1999
                                            --------------------------------------------------------------------
                                             Amortized          Unrealized         Unrealized          Market
                                               Cost                Gains             Losses            Value
                                            -----------        ------------        -----------      ------------
     U.S. Treasury securities               $23,333,589          $   65,356        $  (92,432)      $ 23,306,513
     U.S. government agencies                 8,460,770                   -          (236,083)         8,224,687
     State and political subdivisions           259,685                 971            (1,346)           259,310
                                            --------------------------------------------------------------------
                                            $32,054,044          $   66,327        $ (329,861)      $ 31,790,510
                                            ====================================================================

                                                                         June 30, 1999
                                            --------------------------------------------------------------------
                                             Amortized          Unrealized         Unrealized          Market
                                               Cost                Gains             Losses            Value
                                            -----------        ------------        -----------      ------------
     U.S. Treasury securities               $24,833,045        $    252,287        $  (45,806)      $ 25,039,526
     U.S. government agencies                 6,775,375                   -           (72,250)         6,703,125
     State and political subdivisions           459,698                 106            (3,079)           456,725
                                            --------------------------------------------------------------------
                                            $32,068,118        $    252,393        $ (121,135)      $ 32,199,376
                                            ====================================================================

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the six months ended June 30, 2000, the Corporation's total assets decreased from December 31, 1999 by $8.5 million resulting primarily from a decrease of approximately $22.4 million in liquid assets such as cash and due from banks and federal funds sold in addition to a decrease of over $4.0 million in available-for-sale securities. These decreases were the result of the full payoff of $8.0 million in short-term borrowings and a reduction in market values of the available-for-sale security portfolio. These decreases are offset slightly by an increase in loans of over $10.3 million and held-to-maturity securities of over $7.4 million. The Corporation's total assets increased over June 30, 1999 by $11.1 million resulting from increases of $19.6 million in net loans and $7.4 million in held-to-maturity securities partially offset by decreases in available-for-sale securities of nearly $9.8 million and cash and due from banks and federal funds of nearly $5.6 million.

The decrease in total liabilities of approximately $6.9 million from December 31, 1999 to June 30, 2000 is primarily attributable to a decrease in short term borrowings of $8.0 million offset slightly by an increase in deposits of $2.7 million. The increase in total liabilities of $14.0 million from June 30, 1999 to June 30, 2000 is primarily attributable to an increase in deposits of $17.9 million offset by a decrease in other liabilities of $3.9 million.

As of June 30, 2000, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non-performing loans to total loans of 0.19% as compared to a ratio of 0.12% as of December 31, 1999 and 0.15% at June 30, 1999. Non-performing loan totals at June 30, 2000 were $385,000 that were delinquent more than 90 days or held on non-accrual status as compared to $233,000 and $290,000 at December 31, 1999 and June 30, 1999, respectively. At June 30, 2000, the allowance for possible loan losses was $1,393,000, which represented 0.67% of net loans as compared to 0.70% at December 31, 1999 and 0.71% at June 30, 1999. Non-performing loans totaled 3.67% of the allowance for possible loan losses, as compared to 0.51% at December 31, 1999 and 7.86% at June 30, 1999.

In management's opinion, the allowance for possible loan losses at June 30, 2000 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the six-month period ended June 30, 2000, the Corporation recognized net income of $1.6 million, a decrease of $668,000 compared with the same period in the prior year. This decrease is attributable to a decrease of $1.6 million in capital gains taken from the sale of available-for-sale securities offset by an increase in net interest income of $507,000 and a decrease in income tax provisions of $365,000. Net income for the three-month period ended June 30, 2000 totaled $0.8 million an increase of $214,000 compared with the three-months ended June 30, 1999. This increase was primarily attributable to an increase in net interest income of over $307,000 offset by an increase in provision for income taxes of $82,000 and a decrease in fee income of $10,000.

The operating results of the Corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the six-month period ended June 30, 2000 was $10.4 million, an increase of over $1.3 million from the six-month period ended June 30, 1999. This increase is primarily attributed to a $898,000 increase in interest on the loan portfolio in addition to an increase of $435,000 in interest on investments, interest-bearing deposits and federal funds sold. Interest expense for the six-month period ended June 30, 2000 was approximately $5.4 million, a $827,000 increase over the same six-month period ended June 30, 1999. Management attributes this increase primarily to the $12.6 million increase in interest bearing deposits since June 30, 1999. For the three-month period ended June 30, 2000, interest income was $5.3 million, a $670,000 increase as compared to the three-month period ended June 30, 1999. This increase is due to increases in interest on loans of $459,000 and investments, interest-bearing deposits and federal funds sold of $211,000. Interest expense for the three-months ended June 30, 2000 of $2.7 million is an increase over the same period in 1999 of $363,000 due to an increase in interest bearing deposits

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the six-month period ended June 30, 2000, PFC Bank recorded $30,000 to the provision for loan losses as compared to $90,000 for the same period in the previous year. Net charge-offs for the six month period ended June 30, 2000 amounted to $15,000 as compared to $4,800 for the six-month period ended June 30, 1999. For the three-month period ended June 30, 2000, PFC Bank recorded $15,000 to the provision for loan losses as compared to $30,000 for the same period in the previous year. Net charge-offs for the three-month period ended June 30, 2000 amounted to $5,000 as compared to $200 for the three-month period ended June 30, 1999.

Activity in the allowance for loan losses was as follows (in thousands):

                                    Six-Months Ended             Year Ended
                                      June 30, 2000           December 31, 1999
                                    ----------------          -----------------

Balance, beginning of period              $1,378                    $1,238
Provision                                     30                       150
Charge-offs                                  (26)                      (48)
Recoveries                                    11                        38
                                          ------                    ------
Balance, end of period                    $1,393                    $1,378
                                          ======                    ======

Other Income

Other income for the six-month period ended June 30, 2000 was approximately $304,000, a decrease of $1.6 million compared to the six-month period ended June 30, 1999. This decrease is attributable to capital gains from the sale of available-for-sale securities of $8,000 for the six-month period ended June 30, 2000 as compared with capital gains of $1.6 million for the same period of 1999. These net gains were primarily the result of the liquidation of a portion of PFC Bank's stock portfolio. Other income for the three-month period ended June 30, 2000 was $149,000, a decrease of $8,000 as compared to the same period in 1999.


Other Expenses

Total other expenses decreased $15,000 for the six-month period ended June 30, 2000 when compared to the same period in the prior year. This decrease was the result of decreases in various miscellaneous operating expenses of $116,000 and legal and professional fees of $10,000, offsetting increases in salaries and employee benefits of $89,000, regulatory fees of $14,000 and data processing fees of $8,000. Other expenses for the three months ended June 30, 2000 of $1.6 million increased $18,000 over the three-month period ended June 30, 1999. This increase was the result of increases in salaries and employee benefits of $79,000, legal and professional expenses of $17,000 and data processing expenses of $15,000 offset slightly by decreases in miscellaneous expenses of $93,000.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation incurred a provision for income taxes of $627,000 for the six-month period ended June 30, 2000, as compared to $992,000 for the same period ended June 30, 1999. During the three-month period ended June 30, 2000, the Corporation incurred a provision for income taxes of $304,000 as compared to $222,000 for the same period the previous year. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

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

                              June 30          December 31          June 30
                                2000               1999               1999
                              -------          -----------          -------

Leverage Ratio                 10.02%              9.27%              9.54%

Risk-Based Capital             19.34%             20.55%             21.18%

Tier I Capital                 15.18%             15.13%             14.36%

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

  Not applicable

ITEM 3.  Defaults Upon Senior Securities

  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

There was no submission of matters brought to a vote of security holders in the second quarter of 2000.

ITEM 5.  Other Information

On July 6, 2000 the Corporation repurchased 107,640 shares of its common stock at a price of $36.10 per share from the Paul L. Dunmire Trust Under Agreement for C. Edward Dunmire and S. Esther Dunmire Trust Under Agreement for the Benefit of C. Edward Dunmire. This stock will be held as treasury stock.

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

         11       Statement re: Computation of Earnings Per Share.
                  (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

         27       Financial Data Schedule


  (b)    Reports on Form 8-K

                  The Registrant did note file any current reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August 2, 2000
        --------------------



                                                  PEOPLES FINANCIAL CORP., INC.
                                                                   (Registrant)



S/R.B. Robertson
------------------------------------------
R.B. Robertson
President & Chief Executive Officer


S/James L. Kifer
------------------------------------------
James L. Kifer
Executive Vice President & Asst. Secretary

                                  EXHIBIT INDEX

                                                                                                  PAGE NO.
                                                                                                IN MANUALLY
                                                                                                   SIGNED
                                                                                                 EXHIBIT NO.
                                                                                                  ORIGINAL
                                                                                                ------------
(a)      The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report.

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

         11       Statement re: Computation of Earnings Per Share.
                  (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

         27       Financial Data Schedule                                                              17