Form 10-Q
period 2000-09-30
PEOPLES FINANCIAL CORP INC /PA/
filed 2000-11-08
CIK 936948

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark one)
   [X]        QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended         September 30, 2000
                                                  ------------------------

   [ ]        TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to ______________

                    Commission file number              33-88802
                                                   ------------------

                          PEOPLES FINANCIAL CORP., INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                 25-1469914
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

               Ford Street and Fourth Avenue, Ford City, PA 16226
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (724) 763-1221
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No ___
                                                                       --

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates: November 1, 2000
                                                      ----------------

        As of November 1, 2000, there were 1,665,412 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX
                                                                                            PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets -
          September 30, 2000 (unaudited), December 31, 1999 and September 30, 1999
          (unaudited).....................................................................    1

          Consolidated Statements of Income -
          Nine months ended September 30, 2000 and 1999 (unaudited).......................    2

          Consolidated Statements of Income -
          Three months ended September 30, 2000 and 1999 (unaudited)......................    3

          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2000 and 1999 (unaudited).......................    4

          Notes to Consolidated Financial Statements......................................    5

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation....................................    7

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk.......................   12

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................................   13

ITEM 2.   Changes in Securities...........................................................   13

ITEM 3.   Defaults Upon Senior Securities.................................................   13

ITEM 4.   Submission of Matters to a Vote of Security Holders.............................   13

ITEM 5.   Other Information...............................................................   13

ITEM 6.   Exhibits and Reports on Form 8-K................................................   13

SIGNATURES................................................................................   15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                            September 30,          December 31         September 30,
ASSETS                                                                           2000                  1999                 1999
                                                                            -------------         -------------        -------------
     Cash and due from banks                                                $  11,460,805         $  33,079,733        $  23,214,834
     Federal funds sold                                                         5,375,000             5,600,000           10,100,000
     Available-for-sale securities                                             25,728,119            27,766,282           30,105,099
     Held-to-maturity securities                                               37,948,716            32,054,044           32,058,244
     Federal Home Loan Bank stock, at cost                                      1,408,400             1,408,400            1,408,400
     Loans receivable, net                                                    211,571,569           196,539,392          195,829,029
     Premises and equipment, net                                                2,846,570             2,988,549            3,094,343
     Other assets                                                               2,533,231             2,278,696            2,398,618
                                                                            -------------         -------------        -------------
           Total Assets                                                     $ 298,872,410         $ 301,715,096        $ 298,208,567
                                                                            =============         =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                                              $  29,320,582         $  28,375,696        $  26,860,147
          Interest bearing                                                    221,267,063           217,697,740          214,062,779
                                                                            -------------         -------------        -------------
          Total deposits                                                      250,587,645           246,073,436          240,922,926
     FHLB Borrowings                                                            5,000,000             8,000,000            8,000,000
     Accrued interest and other liabilities                                     8,114,715             8,965,412           10,214,460
                                                                            -------------         -------------        -------------

          Total Liabilities                                                   263,702,360           263,038,848          259,137,386

STOCKHOLDERS' EQUITY
     Common stock, par value                                                      531,916               531,916              531,916
     Surplus                                                                    3,832,083             3,832,083            3,832,083
     Retained earnings                                                         24,326,408            22,552,636           21,687,337
     Accumulated other comprehensive income                                    10,428,589            11,759,613           13,019,845

     Less: Treasury stock at cost                                              (3,948,946)                    0                    0
                                                                            -------------         -------------        -------------
          Total stockholders' equity                                           35,170,050            38,676,248           39,071,181
                                                                            -------------         -------------        -------------

          Total Liabilities and Stockholders' Equity                        $ 298,872,410         $ 301,715,096        $ 298,208,567
                                                                            =============         =============        =============


       The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Nine Months Ended September 30,
                                                         -------------------------------
Interest Income                                               2000             1999
                                                          -----------      -----------
  Loans                                                   $12,510,353      $11,222,527
  Investment securities                                     2,546,610        2,247,135
  Interest-bearing deposits                                   371,999          225,763
  Federal funds sold                                          362,262          331,377
                                                          -----------      -----------
          Total interest income                            15,791,224       14,026,802

Interest Expense
  Deposits                                                  8,217,913        7,017,106
  FHLB Borrowings                                              28,742           17,982
                                                          -----------      -----------
          Total interest expense                            8,246,655        7,035,088
                                                          -----------      -----------
Net Interest Income                                         7,544,569        6,991,714
Provision for Loan Losses                                      45,000          120,000
                                                          -----------      -----------
Net Interest Income after Provision for Loan Losses         7,499,569        6,871,714

Other Income
  Service fees                                                369,083          408,207
  Net investment gains                                          8,633        2,274,686
  Other                                                        63,885           32,348
                                                          -----------      -----------
          Total  other income                                 441,601        2,715,241

Other Expenses
  Salaries                                                  1,471,581        1,455,769
  Pension and other employee benefits                         688,786          664,811
  Occupancy expense                                           811,749          842,847
  Legal and professional                                      104,171          101,684
  Regulatory fees                                              66,441           46,769
  Data processing                                             161,128          119,876
  Other                                                     1,111,930        1,302,459
                                                          -----------      -----------
          Total other expenses                              4,415,786        4,534,215

Income Before Income Taxes                                  3,525,384        5,052,740

Provision for Income Taxes                                    969,885        1,466,098
                                                          -----------      -----------
Net Income                                                $ 2,555,499      $ 3,586,642
                                                          ===========      ===========
Net Income per Share of Common Stock                      $      1.47      $      2.03
                                                          ===========      ===========
Net Income per Share of Common Stock (fully diluted)      $      1.47      $      2.03
                                                          ===========      ===========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                 1,737,961        1,769,173
                                                          ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three Months Ended September 30,
                                                            --------------------------------
Interest Income                                                  2000              1999
                                                              ----------        ----------
  Loans                                                       $4,329,602        $3,940,062
  Investment securities                                          885,962           792,840
  Interest-bearing deposits                                       68,120            88,789
  Federal funds sold                                              97,066           128,253
                                                              ----------        ----------
          Total interest income                                5,380,750         4,949,944

Interest Expense
  Deposits                                                     2,830,659         2,434,897
  FHLB Borrowings                                                  6,906            17,982
                                                              ----------        ----------
          Total interest expense                               2,837,565         2,452,879
                                                              ----------        ----------
Net Interest Income                                            2,543,185         2,497,065
Provision for Loan Losses                                         15,000            30,000
                                                              ----------        ----------
Net Interest Income after Provision for Loan Losses            2,528,185         2,467,065

Other Income
  Service fees                                                   115,514           138,834
  Net investment gains                                               332           651,575
  Other                                                           21,684             6,451
                                                              ----------        ----------
          Total other income                                     137,530           796,860
Other Expenses
  Salaries                                                       463,465           536,089
  Pension and other employee benefits                            235,417           212,259
  Occupancy expense                                              261,522           288,916
  Legal and professional                                          38,206            26,232
  Regulatory fees                                                 23,552            17,648
  Data processing                                                 57,861            24,185
  Other                                                          337,398           415,535
                                                              ----------        ----------
         Total other expenses                                  1,417,421         1,520,864

Income Before Income Taxes                                     1,248,294         1,743,061

Provision for Income Taxes                                       342,458           473,674
                                                              ----------        ----------
Net Income                                                    $  905,836        $1,269,387
                                                              ==========        ==========
Net Income per Share of Common Stock                          $     0.54        $     0.72
                                                              ==========        ==========
Net Income per Share of Common Stock (fully diluted)          $     0.54        $     0.72
                                                              ==========        ==========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                    1,668,922         1,770,115
                                                              ==========        ==========


       The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                               ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                2000                 1999
                                                                               ------------          ------------
Net Income                                                                     $  2,555,499          $  3,586,642
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization                                                       407,073               609,617
Net investment security gains                                                        (8,633)           (2,274,686)
Net accretion/amortization of
 premiums and discounts                                                             (24,269)               21,374
Provision for loan losses                                                            45,000               120,000
Loss on sale / disposal of assets                                                    20,231                93,399
Reinvestment of stock dividends                                                           0               (52,854)
Increase (decrease) in cash due to changes in assets and liabilities:
         Other assets                                                              (283,267)               24,181
         Accrued interest and other liabilities                                    (165,017)              238,565
                                                                               ------------          ------------
     Net Cash From Operating Activities                                           2,546,617             2,366,238

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                               29,760             2,638,087
  Proceeds from maturities of securities held to maturity                         9,440,000             6,680,000
  Purchase of securities held to maturity                                       (15,310,071)           (6,213,220)
  Purchase of FHLB stock                                                                  0              (566,900)
  Net loans made to customers                                                   (15,087,709)          (21,307,333)
  Purchases of premises and equipment                                              (270,794)             (235,590)
                                                                               ------------          ------------
   Net Cash Used By Investing Activities                                        (21,198,814)          (19,004,956)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayments of) FHLB Borrowings                                  (3,000,000)            8,000,000
  Net increase in deposits                                                        4,538,942            27,568,216
  Proceeds from issuance of common stock                                                  0                83,347
  Dividends paid                                                                   (781,727)             (708,088)
  Purchase of treasury stock                                                     (3,948,946)                    0
                                                                               ------------          ------------
Net Cash From (used by) Financing Activities                                     (3,191,731)           34,943,475
                                                                               ------------          ------------
Net Change in Cash and Cash Equivalents                                         (21,843,928)           18,304,757
Cash and Cash Equivalents at Beginning of Period                                 38,679,733            14,910,077
                                                                               ------------          ------------
Cash and Cash Equivalents at End of Period                                     $ 16,835,805          $ 33,214,834
                                                                               ============          ============


       The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the Corporation) and its wholly owned subsidiary, PFC Bank (the Bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Corporation's consolidated year-end financial statements, including notes thereto, which are included in the Corporation's 1999 Annual Report on Form 10-K. In the opinion of the Corporation, the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly the financial position as of September 30, 2000 and 1999, the results of operation for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

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

NOTE D - COMPREHENSIVE INCOME
Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $1,224,475 and $(878,218), respectively.

NOTE E - INVESTMENT SECURITIES

Available-for-sale securities consist of the following:

                                                                     September 30, 2000
                                           -----------------------------------------------------------------------
                                               Amortized           Unrealized         Unrealized          Market
                                                  Cost                Gains             Losses            Value
                                           -----------------------------------------------------------------------
     Equity securities                        $ 9,927,227         $15,840,965         $  (40,073)      $25,728,119

                                                                      December 31, 1999
                                           -----------------------------------------------------------------------
                                               Amortized           Unrealized         Unrealized          Market
                                                  Cost                Gains             Losses            Value
                                           -----------------------------------------------------------------------
     Equity securities                        $ 9,948,686         $17,873,106         $  (55,510)      $27,766,282


                                                                     September 30, 1999
                                           -----------------------------------------------------------------------
                                               Amortized          Unrealized          Unrealized          Market
                                                  Cost               Gains              Losses            Value
                                           -----------------------------------------------------------------------
     Equity securities                        $10,182,024         $19,961,064         $  (37,989)      $30,105,099

Held-to-maturity securities consist of the following:

                                                                     September 30, 2000
                                           -----------------------------------------------------------------------
                                               Amortized           Unrealized          Unrealized        Market
                                                  Cost                Gains              Losses          Value
                                           -----------------------------------------------------------------------
     U.S. Treasury securities                 $19,453,415         $   113,353         $  (41,857)      $19,524,911
     U.S. government agencies                  18,375,473              99,899           (213,965)       18,261,407
     State and political subdivisions             119,828                   -             (1,090)          118,738
                                           -----------------------------------------------------------------------
                                              $37,948,716         $   213,252          $(256,912)      $37,905,056
                                           =======================================================================

                                                                     December 31, 1999
                                           -----------------------------------------------------------------------
                                               Amortized           Unrealized          Unrealized        Market
                                                  Cost                Gains              Losses          Value
                                           -----------------------------------------------------------------------
     U.S. Treasury securities                 $23,333,589         $    65,356          $ (92,432)      $23,306,513
     U.S. government agencies                   8,460,770                   -           (236,083)        8,224,687
     State and political subdivisions             259,685                 971             (1,346)          259,310
                                           -----------------------------------------------------------------------
                                              $32,054,044         $    66,327          $(329,861)      $31,790,510
                                           =======================================================================

                                                                    September 30, 1999
                                           -----------------------------------------------------------------------
                                               Amortized           Unrealized          Unrealized        Market
                                                  Cost                Gains              Losses          Value
                                           -----------------------------------------------------------------------
     U.S. Treasury securities                 $24,824,511         $   200,812          $ (39,671)      $24,985,652
     U.S. government agencies                   6,773,959                   -           (140,629)        6,633,330
     State and political subdivisions             459,774               1,855               (871)          460,758
                                           -----------------------------------------------------------------------
                                              $32,058,244         $   202,667          $(181,171)      $32,079,740
                                           =======================================================================

NOTE  F - TREASURY STOCK

In July 2000, the Corporation purchased 107,640 shares of its stock. The stock is recorded at cost as treasury stock as of September 30, 2000.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the nine months ended September 30, 2000, the Corporation's total assets decreased from December 31, 1999 by $2.8 million resulting primarily from a decrease of approximately $21.8 million in liquid assets such as cash and due from banks and federal funds sold in addition to a decrease of over $2.0 million in available-for-sale securities. These decreases were the result of the transfer of liquid assets into loans and securities and a reduction in borrowed funds in addition to a reduction in market values of the available-for-sale security portfolio. These decreases are offset slightly by an increase in loans of over $15.0 million and held-to-maturity securities of nearly $5.9 million. The Corporation's total assets increased over September 30, 1999 by $0.7 million resulting from increases of $15.7 million in net loans and $5.9 million in held-to-maturity securities partially offset by decreases in available-for-sale securities of nearly $4.4 million and cash and due from banks and federal funds of nearly $16.5 million.

The increase in total liabilities of approximately $0.7 million from December 31, 1999 to September 30, 2000 is primarily attributable to an increase in deposits of $4.5 million partially offset by decreases in short term borrowings of $3.0 million and other liabilities of $0.8 million. The increase in total liabilities of $4.6 million from September 30, 1999 to September 30, 2000 is primarily attributable to an increase in deposits of $9.7 million offset by decreases in short term borrowings of $3.0 million and other liabilities of $2.1 million.

As of September 30, 2000, PFC Bank, the Corporation's wholly owned subsidiary, had a ratio of non-performing loans to total loans of 0.17% as compared to a ratio of 0.12% as of December 31, 1999 and 0.10% at September 30, 1999. Non-performing loans that were delinquent more than 90 days or held on non-accrual status at September 30, 2000 were $369,000 as compared to $233,000 and $198,000 at December 31, 1999 and September 30, 1999, respectively. At September 30, 2000, the allowance for possible loan losses was $1,408,000, which represented 0.67% of net loans as compared to 0.70% at December 31, 1999 and 0.69% at September 30, 1999. Non-performing loans were 9.02% of the allowance for possible loan losses, as compared to 0.51% at December 31, 1999 and 4.59% at September 30, 1999.

In management's opinion, the allowance for possible loan losses at September 30, 2000 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the nine-month period ended September 30, 2000, the Corporation recognized net income of $2.6 million, a decrease of $1.0 million compared with the same period in the prior year. This decrease is attributable to a decrease of $2.3 million in capital gains taken from the sale of available-for-sale securities offset by an increase in net interest income of $553,000 and decreases in income tax provisions of $496,000, operating expenses of $118,000 and provisions for loan losses of $75,000. Net income for the three-month period ended September 30, 2000 totaled $906,000, a decrease of $364,000 compared with the three-months ended September 30, 1999. This decrease was primarily attributable to an decrease in capital gains taken from the sale of available-for-sale securities of $651,000 partially offset by decreases in provision for income taxes of $131,000 and other expenses of $103,000 and an increase in net interest income of $46,000.

The operating results of the Corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the Corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the nine-month period ended September 30, 2000 was $15.8 million, an increase of nearly $1.8 million from the nine-month period ended September 30, 1999. This increase is primarily attributed to a $1.3 million increase in interest on the loan portfolio in addition to an increase of $477,000 in interest on investments, interest-bearing deposits and federal funds sold. Interest expense for the nine-month period ended September 30, 2000 was over $8.2 million, a $1.2 million increase over the same nine-month period ended September 30, 1999. Management attributes this increase primarily to the $7.2 million increase in interest bearing deposits since September 30, 1999. For the three-month period ended September 30, 2000, interest income was $5.4 million, a $431,000 increase as compared to the three-month period ended September 30, 1999. This increase is due to increases in interest on loans of $390,000 and investments, interest-bearing deposits and federal funds sold of $41,000. Interest expense for the three-months ended September 30, 2000 of $2.8 million is an increase over the same period in 1999 of $385,000 due to an increase in interest bearing deposits.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the nine-month period ended September 30, 2000, PFC Bank recorded $45,000 to the provision for loan losses as compared to $120,000 for the same period in the previous year. Net charge-offs for the nine month period ended September 30, 2000 amounted to $15,000 as compared to $12,000 for the nine-month period ended September 30, 1999. For the three-month period ended September 30, 2000, PFC Bank recorded $15,000 to the provision for loan losses as compared to $30,000 for the same period in the previous year. Net charge-offs for the three-month period ended September 30, 2000 amounted to $500 as compared to $8,000 for the three-month period ended September 30, 1999.

Activity in the allowance for loan losses was as follows (in thousands):

                                Nine-Months Ended              Year Ended
                                September 30, 2000          December 31, 1999
                                ------------------          -----------------

Balance, beginning of period           $1,378                   $1,238
Provision                                  45                      150
Charge-offs                               (30)                     (48)
Recoveries                                 15                       38
                                       ------                   ------
Balance, end of period                 $1,408                   $1,378
                                       ======                   ======

Other Income

Other income for the nine-month period ended September 30, 2000 was approximately $442,000, a decrease of $2.3 million compared to the nine-month period ended September 30, 1999. This decrease is attributable to capital gains from the sale of available-for-sale securities of $9,000 for the nine-month period ended September 30, 2000 as compared with capital gains of $2.3 million for the same period of 1999. These net gains were primarily the result of the liquidation of a portion of PFC Bank's stock portfolio. Other income for the three-month period ended September 30, 2000 was $138,000, a decrease of $659,000 as compared to the same period in 1999. This decrease is also the result of a decrease in capital gains from the sale of available-for-sale securities.

Other Expenses

Total other expenses decreased over $118,000 for the nine-month period ended September 30, 2000 when compared to the same period in the prior year. This decrease was the result of decreases in various miscellaneous operating expenses of $191,000 and occupancy expenses of $31,000 offsetting increases in salaries and employee benefits of $40,000, data processing fees of $41,000, regulatory fees of $20,000 and legal and professional expenses of $3,000. Other expenses for the three months ended September 30, 2000 of $1.4 million decreased $103,000 over the three-month period ended September 30, 1999. This decrease was the result of decreases in miscellaneous operating expenses of $78,000, salaries and employee benefits of $50,000 and occupancy expense of $27,000 offset slightly by increases in data processing fees of $34,000, legal and professional fees of $12,000 and regulatory fees of $6,000.

Maintaining a focus on operating cost control has become increasingly important and the Corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The Corporation's provision for income taxes was $970,000 for the nine-month period ended September 30, 2000, as compared to $1,466,000 for the same period ended September 30, 1999. During the three-month period ended September 30, 2000, the Corporation's provision for income taxes was $342,000, as compared to $474,000 for the same period the previous year. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the Corporation, as a separate entity.

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

                          September 30        December 31         September 30
                              2000                1999                1999
                          ----------------------------------------------------
Leverage Ratio               8.45%                9.27%               9.47%

Risk-Based Capital          17.44%               20.55%              20.41%

Tier I Capital              12.88%               15.13%              14.52%

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's interest rate risk position since December 31, 1999. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Corporation's business activities.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings
Not applicable

ITEM 2.  Changes in Securities
Not applicable

ITEM 3.  Defaults Upon Senior Securities
Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
There was no submission of matters brought to a vote of security holders in the third quarter of 2000.

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

     11      Statement re: Computation of Earnings Per Share.
             (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

     27      Financial Data Schedule


(b)  Reports on Form 8-K

             The Registrant did note file any current reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     November 3, 2000
        ----------------------



                                                   PEOPLES FINANCIAL CORP., INC.
                                                                    (Registrant)



/S/ R.B. Robertson
---------------------------------------
R.B. Robertson
President & Chief Executive Officer


/S/ James L. Kifer
---------------------------------------
James L. Kifer
Executive Vice President & Asst. Secretary

                                 EXHIBIT INDEX

                                                                                                                    PAGE NO.
                                                                                                                  IN MANUALLY
                                                                                                                     SIGNED
                                                                                                                  EXHIBIT NO.
                                                                                                                    ORIGINAL
                                                                                                                  -----------
(a)  The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report.

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