Form 10-K
period 2000-12-31
PEOPLES FINANCIAL CORP INC /PA/
filed 2001-03-23
CIK 936948

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark one)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________TO_____________
                         COMMISSION FILE NUMBER 33-88802

                          PEOPLES FINANCIAL CORP., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            PENNSYLVANIA                                  25-1469914
            --------------------------------------------------------
              (State or other jurisdiction of        (I.R.S. Employer
               Incorporation or organization        Identification No.)

            323 FORD STREET, FORD CITY, PA                   16226
            -------------------------------                 -------
         (Address of principal executive offices)          (Zip Code)

 Registrants telephone number, including area code:      (814) 275-3133

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
              Title of each class              on which registered
              -------------------              -------------------

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

The Issuer's revenues for the year ended December 31, 2000, were:  $22,846,075.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $35,213,667 on February 15, 2001

Indicate the number of shares outstanding of the registrant's common stock, as of February 15, 2001. Peoples Financial Corp., Inc. Common Stock, par value $0.30 per share: 1,665,412 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the following documents have been incorporated by reference in answer or partial answer to certain Items required herein and are attached hereto as Exhibits:
1) Annual Report to Shareholders, Part I - II.
2)  Proxy Statement, Part III.

                                    Part I

ITEM 1 - DESCRIPTION OF BUSINESS

Peoples Financial Corp, Inc., is a Pennsylvania business corporation, incorporated in June, 1984. PFC was organized as a holding company for Peoples Bank of PA. Peoples Bank of PA, in turn owned approximately 53% of New Bethlehem Bank common stock. Effective April 1, 1995, New Bethlehem Bank merged with and into Peoples Bank of PA and changed its name to PFC Bank.

The bank is a Pennsylvania-chartered banking institution and, as successor to Peoples Bank of PA and New Bethlehem Bank, traces its origins to 1914 and 1895, respectively. PFC Bank offers a full range of banking services through seven banking offices in Pennsylvania, two of which are located in Ford City, two in New Bethlehem, one each in Clarion, Butler and Indiana. As of December 31, 2000, the bank had total assets of $301.3 million and stockholders' equity of $35.7 million. All of PFC Bank's outstanding common stock is owned by PFC.

PFC Service Corporation is a Delaware corporation and a wholly owned subsidiary of the bank. The service corporation was incorporated in Delaware, on May 16, 1997. The primary purpose of the service corporation is to hold equity securities for the bank, which are primarily Pennsylvania bank securities. As of December 31, 2000, the service corporation had total assets of $29.0 million and shareholder's equity of $22.5 million.

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

Employees

As of December 31, 2000, PFC, PFC Bank and PFC Service Corporation had 87 full-time employees and 18 part-time employees.

Competition

The financial services industry in the corporation's service area is extremely competitive. The corporation's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the corporation. Many competing financial institutions have legal lending limits substantially higher than the bank's legal lending limit. In addition, the bank competes with savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by the bank on competitive terms. The bank is not impacted by one or a few major competitors.

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

Pursuant to Federal Deposit Insurance Corporation Improvement Act, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. PFC and PFC Bank, at December 31, 2000, qualify as "well capitalized" under these regulatory standards.

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

Gramm-Leach-Bliley Act

On November 12, 1999 the Gramm-Leach-Bliley Financial Modernization Act was signed into law. The Act has a profound impact on the financial services industry.

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

o A new hierarchy of existing state and federal regulators will monitor banks and bank holding companies. The Act coordinates the efforts of these regulators. The goal is to lessen regulatory burden and prevent duplication of examination efforts.

Also, all financial institutions are required to take reasonable precautions to protect the security and confidentiality of personal customer information. A bank or bank holding company may only share customer information with its affiliates under certain circumstances.

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

ITEM 3 - LEGAL PROCEEDINGS

A civil action was filed in the Court of Common Pleas of Armstrong County, Pennsylvania on November 29, 2000 that lists Peoples Financial Corp., Inc. as a co-defendant along with C. Edward Dunmire and National City Bank of Pennsylvania, as co-trustees of the Paul L. Dunmire and S. Esther Dunmire trusts. The plaintiffs, Elmer Snyder, as agent for Thomas A. Snyder, David E. Snyder, Mark A. Snyder, C.H. Snyder, Jr., Dennis C. Snyder, Richard G. Snyder and Sally A. Snyder Smith allege that there was a contract for the sale of 107,640 shares of stock in Peoples Financial Corp., Inc. by the Dunmire Trusts to the plaintiffs. The stock was purchased by Peoples Financial Corp., Inc. from the Dunmire Trusts. Count I of the Complaint is against the Dunmire Trusts for breach of contract. Count II of the Complaint is against Peoples Financial Corp., Inc. for intentional interference with contractual relations. The plaintiffs are seeking lost stock appreciation of $387,504, reimbursable expenses, interest, costs and punitive damages from Peoples Financial Corp., Inc..

There are no other proceedings pending other than routine litigation incidental to the business of the corporation and the bank.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     Part II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PFC's common stock is held by 385 stockholders of record as of February 15, 2001, and is rarely traded. Management of PFC believes that a small number of securities dealers continue attempts to form a market for the PFC common stock even though there are very few trades recorded. As of February 15, 2001, there were 1,665,412 shares outstanding. A dividend of $0.13 per share was paid in each of the first two quarters of 1999 followed by a $0.14 per share dividend in the third and fourth quarters. PFC paid dividends of $0.15 per share each quarter of 2000 with the addition of a special $0.16 per share dividend paid prior to year-end. Because corporate and banking laws limit the amount of dividends that can be paid generally, there can be no assurance that dividends will be paid in the future and, if paid, the amount of such dividends. See Note 12, Regulatory Matters, in the footnotes to PFC's financial statement attached at Exhibit 13. PFC repurchased 107,640 shares of its common stock on July 12, 2000 at the current market price of $36.10 per share to be held as treasury stock.


The following table sets forth quarterly highs and lows of PFC common stock for the years 1998 through 2000. Quotations were received from Elmer Powell and Associates and reflect inter-dealer prices, without retail markup, mark down or commission and may not represent actual transactions.

                                  Common Stock
                               Market Performance
                                  (in dollars)

                     ------------------------------------
                       Qtr.         High         Low
                     ------------------------------------
                       2000
                     ------------------------------------
                         4            36.50       35.00
                         3            36.50       35.00
                         2            36.69       36.69
                         1            32.63       32.63
                     ------------------------------------
                       1999
                     ------------------------------------
                         4            33.50       32.50
                         3            33.50       32.50
                         2            36.00       32.00
                         1            32.00       30.00
                     ------------------------------------
                       1998
                     ------------------------------------
                         4          * 30.00     * 30.00
                         3          * 25.00     * 25.00
                         2          * 21.00     * 21.00
                         1          * 21.50     * 21.00
                     ------------------------------------

* Adjusted stock price to reflect retroactive treatment of 100% stock dividend in the form of a stock split.

ITEM 6 - SELECTED FINANCIAL DATA

The following is selected financial data of PFC and its wholly owned subsidiary, PFC Bank. Dollar amounts are in thousands, except per share data. Per share data reflects the retroactive effect of the 100% stock dividend in the form of a 2 for 1 stock split in February 1999. The average balances shown consist of daily average balances.(except SFAS No. 115 which is based on quarterly averages)

                                                                                    Years Ended
                                                    ------------------------------------------------------------------------
Summary of Operations                                    12/31/00      12/31/99       12/31/98      12/31/97      12/31/96
                                                    ------------------------------------------------------------------------
   Total interest income                                $  21,262      $  19,148     $  17,355     $  15,571      $  13,933

   Total interest expense                                  11,293          9,765         8,450         7,489          6,476

   Net interest income                                      9,969          9,383         8,905         8,082          7,457

   Provision for loan losses                                   60            150           200            80             75

   Gains on securities                                        999          2,950         3,001         1,065          1,053

   Other operating income                                     585            591           626           870          1,067

   Other operating expenses                                 6,252          6,219         6,037         5,934          6,830

   Net income                                               3,787          4,700         4,464         2,997          2,110

   Earnings per share                                        2.20           2.66          2.53          1.70           1.20

   Earnings per share (fully diluted)                        2.20           2.66          2.53          1.70           1.20

   Dividend per share (2)                                    0.76           0.54         0.585         0.565           0.46

   Total number of offices                                      7              7             7             6              6

Average Balance Sheet Totals

   Total assets (1)                                       284,201        259,865       227,803       206,871        185,907

   Investment securities (1)                               48,639         40,390        43,337        41,946         41,846

   SFAS No. 115 adjustment                                      -              -             -             -              -

   Loans & leases (net of unearned discount)              207,626        187,930       163,520       142,663        124,380

   Total deposits                                         250,272        232,416       203,096       183,770        164,496

   Total borrowings                                         2,508          2,323             -             -             27

   Stockholders' equity (1)                                26,520         24,620        21,230        18,505         17,737

   Historical number of shares outstanding
       at period end                                    1,665,412      1,773,052     1,768,694     1,764,336      1,759,980

   Weighted average number of shares
       outstanding                                      1,722,467      1,770,151     1,765,792     1,761,126      1,759,980

Period End Total Assets (2)                               301,479        301,715       266,002       240,271        210,812

(1) Excludes the effect of SFAS No. 115 (Statement of Financial Accounting Standards No. 115 - Accounting for Certain Debt and Equity Securities).
(2) Includes the effect of SFAS No. 115.

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

Financial Condition

The total assets of PFC at December 31, 2000 were $301.5 million, a decrease of $0.2 million, or 0.07% over total assets at December 31, 1999 of $301.7 million. Total assets at December 31, 1999 increased by $35.7 million or 13.42% over December 31, 1998. The decrease in total assets as of December 31, 2000 as compared to December 1, 1999 was comprised primarily of decreases of $18.6 million in cash and due from banks, $3.3 million in federal funds sold and $2.4 million in available-for-sale securities partially offset by increases in the loan portfolio of over $16.9 million, $5.4 million in held-to-maturity securities and $1.8 million in other assets.

The increase in total assets from December 31, 1998 to December 31, 1999 was comprised primarily of an increase in the loan portfolio of over $21.8 million, an increase in cash and interest-bearing balances with depository institutions of over $20.1 million and an increase in federal funds sold of $3.7 million offsetting a decrease in available-for-sale securities of $9.6 million and other assets of $0.1 million.

The total liabilities of PFC at December 31, 2000 were $265.3, an increase of $2.3 million or 0.87% over total liabilities at December 31, 1999 of $263.0 million. The increase in liabilities resulted primarily from increases in interest bearing deposits of $4.6 million and non-interest bearing deposits of $1.3 million offset by decreases in short-term borrowed funds of $3.0 million and deferred taxes of $0.6 million.

Total liabilities of PFC increased by $37.6 million from $225.4 million at December 31, 1998 to $263.0 million at December 31, 1999. This increase was due to increases in interest-bearing deposits of $30.5 million, non-interest bearing deposits of $2.2 million and an increase in borrowed funds of $8.0 million slightly offset by a decrease in deferred taxes of $3.2 million.

Net Income

PFC reported net income, before deducting income taxes for the 12 month period ended December 31, 2000 of $5,241,000 as compared to $6,556,000 for the 12 month period ended December 31, 1999, a decrease of $1,315,000 or 20.06%. The decrease was due to decreases of $1,951,000 in capital gains taken from the sale of available-for-sale securities and $40,000 in net other operating expenses offset by an increase in net interest income of $586,000 and a decrease of $90,000 in provision for loan losses. PFC's net income for the year ended December 31, 2000, after deducting taxes, was $3,787,000 as compared to $4,700,000 for the year ended December 31, 1999. PFC reported net income, before income taxes, for the year ended December 31, 1999 of $6,556,000 which was an increase of $261,000 or 4.15% as compared to $6,295,000 reported for the year ended December 31, 1998.

Earnings per share, adjusted for the 100% stock dividend in the form of a 2 for 1 stock split effective February 10, 1999 to shareholders of record January 20, 1999, for the 12 month periods ended December 31, 2000, 1999 and 1998 was $2.20, $2.66 and $2.53, respectively.

Since most of the assets and liabilities of banks are monetary in nature, changes in interest rates can have a significant effect on earnings. PFC, through its asset and liability management, positions itself to react and compensate for the volatility of interest rates. See additional analysis of interest rate sensitivity presented on page 25.

Interest Income and Expenses

Total interest income increased to $21,262,000 in 2000 from $19,148,000 in 1999, an increase of $2,114,000 or 11.04%. This increase is primarily attributable to an increase in interest earned on loans of $1,552,000 or 10.13% along with increases in interest on investment securities, federal funds sold and interest bearing deposits of $562,000. The average yield on interest-earning assets increased from 7.01% for the 12 month period ended December 31, 1999 to 7.34% for the 12 month period ended December 31, 2000. The average yield on interest-earning assets decreased from 7.07% for the 12 month period ended December 31, 1998 to 7.01% for the 12 month period ended December 31, 1999. The increase in total interest income from 1999 to 2000 results from both an increase in average yield on interest-earning assets and an increase in average earning assets of $16.5 million. Total average loans increased by $19.7 million while average interest-bearing deposits increased by $15.0 million and average investment securities decreased by $1.9 million.

Total interest income increased to $19,148,000 in 1999 from $17,355,000 for the year ended December 31, 1998, an increase of $1,793,000 or 10.33%. The increase in total interest income from 1998 to 1999 results from an increase in earning assets of $16.5 million. Average loans increased by $24.4 million while total average securities decreased by $5.0 million.

Total interest expense increased to $11,293,000 in 2000 from $9,765,000 in 1999, an increase of $1,528,000, or 15.65%. This increase is the result of both an increase in average rate on interest-bearing liabilities, an increase in interest bearing deposits of $4.6 million and a $22,000 increase in interest on FHLB borrowings. Total interest expense increased to $9,765,000 in 1999 from $8,450,000 in 1998, an increase of $1,315,000 or 15.56%. The increase is primarily the result of an increase in interest bearing deposits of $30.5 million for the year ended December 31, 1999. The average rate on interest-bearing liabilities was 5.08% for the 12 months ended December 31, 2000 and 4.71% and 4.74% for the 12 month periods ended December 31, 1999 and 1998, respectively.

Net interest income is the difference between the interest earned on loans and other investments, including dividends received on equity securities, and the interest paid on deposits and other sources of funds. Net interest income for the 12 month period ended December 31, 2000 was $9,969,000 as compared to $9,383,000 for the 12 month period ended December 31, 1999, an increase of $586,000 or 6.25%. Net interest income increased $478,000 or 5.37% in 1999 as compared to $8,905,000 for the year ended December 31, 1998.

PFC obtains a portion of its funds from non-interest bearing deposits. Therefore, the rate paid for all funds is lower than the rate on interest bearing funds alone. PFC has been able to retain a significant base of inexpensive deposits, which consists of checking and savings accounts. These deposits for the years ended December 31, 2000, 1999 and 1998 comprise approximately 45.52%, 47.61% and 50.20% of total deposits, respectively.

The following tables present the average major asset and liability categories for the 12 month periods ended December 31, 2000, 1999 and 1998 along with interest income and yields. The average balances shown consist of daily average balances(except SFAS No. 115 which is based on quarterly averages). Non-performing loans are included in the average balance and yield calculations.


Average Balance Sheets & Net Interest Analysis for 2000
(in thousands)

Selected Asset Categories                                            Average Balances             Interest        Yield/rate
-------------------------                                            ----------------             --------        ----------
   Interest-bearing assets
              Loans & direct lease financing                                $ 207,626              $ 16,869            8.12%
                 (net of unearned discount)
              Investment securities                                            63,803                 3,495            5.48%
              Federal funds sold                                                7,463                   464            6.22%
              Due from banks                                                   10,672                   434            4.07%
   Non-interest bearing assets
              Cash and due from banks                                           4,018                   N/A              N/A
              Premises and equipment                                            2,966                   N/A              N/A
              Other assets                                                      3,153                   N/A              N/A



Selected Liability Categories
-----------------------------

   Interest-bearing liabilities
              Demand deposits                                               $  54,084              $  2,043            3.78%
              Savings deposits                                                 29,318                   933            3.18%
              Time deposits                                                  136,4444                 8,159            5.98%
              Short-term borrowings                                             2,508                   158            6.30%
   Non-interest-bearing liabilities
              Demand deposits                                                  30,426                   N/A              N/A
              Other                                                             7,484                   N/A              N/A


Net interest income                                                          $  9,969
Net interest margin                                                             3.44%
Average yield on interest-bearing assets                                        7.34%
Average rate on interest-bearing liabilities                                    5.08%

Average Balance Sheets & Net Interest Analysis for 1999
(in thousands)

Selected Asset Categories                                       Average Balances        Interest           Yield/rate
-------------------------                                       ----------------        --------           ----------
   Interest-bearing assets
          Loans & direct lease financing                            $    187,930        $ 15,317                8.15%
             (net of unearned discount)
          Investment securities                                           65,732           3,045                4.63%
          Federal funds sold                                               8,422             440                5.22%
          Due from banks                                                  10,942             346                3.16%
   Non-interest bearing assets
          Cash and due from banks                                          7,032             N/A                  N/A
          Premises and equipment                                           3,178             N/A                  N/A
          Other assets                                                     3,301             N/A                  N/A


Selected Liability Categories
-----------------------------

   Interest-bearing liabilities
          Demand deposits                                            $    53,634        $  1,969                3.67%
          Savings deposits                                                29,459             936                3.18%
          Time deposits                                                  121,766           6,724                5.52%
          Short-term borrowings                                            2,323             136                5.85%
   Non-interest-bearing liabilities
          Demand deposits                                                 27,557             N/A                  N/A
          Other                                                           10,877             N/A                  N/A


Net interest income                                                  $     9,383
Net interest margin                                                        3.44%
Average yield on interest-bearing assets                                   7.01%
Average rate on interest-bearing liabilities                               4.71%

Average Balance Sheets & Net Interest Analysis for 1998
(in thousands)

Selected Asset Categories                                       Average Balances         Interest     Yield/rate
-------------------------                                       ----------------         --------     ----------
   Interest-bearing assets
          Loans & direct lease financing                            $    163,520          $ 13,846          8.47%
             (net of unearned discount)
          Investment securities                                           70,696             3,018          4.27%
          Federal funds sold                                               3,743               198          5.29%
          Due from banks                                                   7,684               293          3.81%
   Non-interest bearing assets
          Cash and due from banks                                          4,242               N/A            N/A
          Premises and equipment                                           3,354               N/A            N/A
          Other assets                                                     2,436               N/A            N/A


Selected Liability Categories
-----------------------------

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

Non-interest income

Non-interest income for the twelve month period ended December 31, 2000 totaled $1,584,000 as compared to $3,549,000 for the same period ended 1999, a decrease of $1,965,000 or 55.37%. Non-interest income for the year ended December 31, 1999 decreased from the total in 1998 of $3,627,000 by $78,000. Changes in the level of non-interest income during 2000 are attributable to decreases in net investment gains of $1,951,000 and service fees and commissions of $14,000. Changes in the level of non-interest income during 1999 are primarily attributable to decreases in investment gains of $51,000 and service fees of $89,000 partially offset by an increase of $62,000 in miscellaneous income.

Non-interest Expenses

Non-interest expenses for the twelve month period ended December 31, 2000 totaled $6,252,000 as compared to $6,227,000 for the same period in 1999, an increase of $25,000 or 0.4%. The increase is primarily related to the net of increases in occupancy expense of $63,000, salaries and employee benefits of $89,000 and legal and professional fees of $14,000 partially offset by decreases of $64,000 in data processing fees and miscellaneous expenses of $77.000. Non-interest expense for the twelve month period ended December 31, 1999 registered an increase of $190,000 or 3.15% as compared to the same period in 1998. The increase is primarily the result of increases in data processing fees of $55,000, occupancy expenses of $14,000, salaries and employee benefits of $6,000 and miscellaneous operating expenses of $137,000 slightly offset by a decrease in legal and professional fees of $22,000.

Investment Securities

Investments are second only to the loan portfolio when analyzing the source of PFC's earning assets. In addition to generating revenue, securities provide the primary source of liquidity and also serve as collateral for public deposits. PFC historically invests in U.S. Treasury securities, obligations of U.S. government agencies, obligations of state and political subdivisions, selected corporate notes and equity securities of other local and regional financial institutions. PFC accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires PFC to classify investment securities as either held to maturity, available for sale or trading. Management has the ability and intent to hold held-to-maturity securities until maturity. PFC has classified all equity securities as available for sale. Substantially all of these securities are held in PFC Service Corporation, Inc. There are no securities held in PFC's investment portfolio which are considered trading securities. Under SFAS No. 115, PFC is required to adjust the carrying value of its available-for-sale securities to market value. These unrealized gains (losses) are recognized as an increase (decrease) to the carrying value of such securities; the offset of which is an increase (decrease) to PFC's stockholder's equity, adjusted for the deferred income tax effects thereon. For the period ended December 31, 2000, PFC's net unrealized gain on available-for-sale securities was $16.2 million. As of December 31, 1999 the net unrealized gain was $17.8 million.

PFC's investment securities balance for the period ended December 31, 2000 was $64.3 million, a $3.0 million or 5.07% increase compared to the period ended December 31, 1999. This increase is primarily the result of an increase of $5.4 million in held-to-maturity securities offset by a decrease of $2.4 million in available-for-sale securities. The December 31, 1999 securities balance of $61.3 million was a decrease of $9.5 million over the same time period in 1998.

Average federal funds sold and securities sold under agreement to repurchase were $7.5 million and $8.4 million for the years ended December 31, 2000 and 1999, respectively.

Investment Securities (continued)

The following table summarizes the maturity distribution and itemized breakdown of the investment portfolio as of December 31, 2000.


Maturity Distribution of Investment Securities for 2000
(in thousands and excluding SFAS No. 115)

                                     No                   Within                1  to 5               5 to 10
                                  Maturity     Yield      1 Year    Yield        Years    Yield        Years    Yield    Total
                                -----------    -----      ------    -----        -----    -----        -----    -----    -----
U.S. Treasuries/Agencies                                  $ 8,502    5.99%      $28,842    5.87%       $  -         -   $ 37,344
State/Municipal                                                20    4.50%           75    4.75%         25     4.55%        120
Other Securities                                                -                     -                   -                    -
Equity Securities                 $ 10,586     11.52%                                                                     10,586
                                  ----------------------------------------------------------------------------------------------

Totals                            $ 10,586     11.52%     $ 8,522    5.99%      $28,917    5.87%      $  25     4.55%   $ 48,050
                                  ========     ======     =======    =====      =======    =====      =====     =====   ========

Short-term Borrowings
(in thousands)

For each period:                      2000           1999           1998
                                      ----           ----           ----

Balance at period end               $ 5,000        $ 8,000        $    0
Weighted average interest rate         6.30%          5.85%            0
Maximum amount outstanding            8,000          8,000             0
Average amount outstanding            2,508          2,323             0

Loans

As of December 31, 2000, the net loan portfolio of PFC Bank comprised 70.80% of total consolidated assets as compared with 65.14% for the year ending December 31, 1999.

The corporation's total consolidated loans (net of unearned income and the allowance for loan losses) at December 31, 2000, were $213.4 million, an increase of $16.9 million or 8.60% as compared to $196.5 million at December 31, 1999. The December 31, 1999 balance increased $21.8 million or 12.48% over the year ended December 31, 1998. The increase in 2000 was due primarily to a $14.9 million increase in residential property loans. The increase in 1999 was due primarily to an increase in residential loans of $18.3 million.

Traditionally, PFC Bank has been highly dependent on home mortgage lending. While this type of loan comprises a large portion of the loan portfolio, PFC Bank has a wide range of other loans.

The bank offers a variety of loans to individual and corporate customers in Armstrong, Butler, Clarion and Indiana Counties of Pennsylvania, but concentrates lending activities in residential mortgages in these local market areas. These loans comprised approximately 67.58% of PFC Bank's gross loan portfolio as of December 31, 2000. As of that date, the remainder of the portfolio was made up of real estate construction loans comprising loans of 1.02%, commercial mortgage of 15.57%, commercial and agricultural loans of 5.48%, consumer loans of 8.67% and other loans comprising 1.68% of the loan portfolio. Although PFC Bank has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens located in the bank's lending areas, there is no concentration of loans to borrowers engaged in similar economic activities which exceed 10% of the loans at December 31, 2000.

The risks associated with the various types of loans placed by PFC Bank are varied. The practices employed by the bank in addressing these risks constantly evolve in response to economic conditions.

With respect to secured real estate lending, PFC Bank has traditionally placed heavy reliance on collateral value but has tightened its lending policies and is placing more reliance on the borrower's ability to repay. Because the bank's market is comprised largely of outlying but moderately prosperous sections of Pennsylvania, PFC Bank has been somewhat cushioned from the real estate recessions as well as real estate booms, leaving values at very conservative levels through the years. The bank experienced an increase in non-performing assets from 1999 to 2000 of $99,000 or 24.75% following a decrease of $489,000 or 55.01% from 1998 to 1999. Restructured loans decreased by $13,000 or 11.02% while non-accrual loans and loans 90 days or more past-due increased by $89,000 and $47,000, respectively. The tightening of lending policies has not decreased loan demand. In fact, total loans as of December 31, 2000 have increased over the balances at December 31, 1999, by $16.9 million following an increase from 1998 to 1999 of $21.8 million. The bank intends to continue its policy of performing formal credit analysis in support of loan requests.

(in thousands and net of unearned income, but not the allowance for loan losses)

                                              12/31/00      12/31/99        12/31/98      12/31/97        12/31/96
                                              --------------------------------------------------------------------
Commercial, financial, agriculture            $ 11,775       $11,517        $ 12,089       $17,200        $ 13,374
Real estate-construction                         2,188         2,762           2,439         1,966           2,558
Real estate-residential                        145,198       130,265         110,861        84,708          74,685
Real estate-commercial                          33,461        27,262          22,174        17,514          15,911
Consumer                                        18,630        22,125          24,085        28,646          27,792
Other                                            3,612         3,987           4,294         3,611           2,984
                                              --------      --------        --------      --------        --------
          Totals                              $214,864      $197,918        $175,942      $153,645        $137,304
                                              ========      ========        ========      ========        ========



Percent of Loan Categories to Total Loans

                                              12/31/00      12/31/99        12/31/98      12/31/97        12/31/96
                                              --------------------------------------------------------------------

Commercial, financial, agriculture               5.48%         5.82%           6.87%        11.19%          10.09%
Consumer/Other                                  10.35%        13.19%          16.13%        21.00%          22.40%
Real estate                                     84.17%        80.99%          77.00%        67.81%          67.51%
                                               -------       -------         -------       -------         -------
                                               100.00%       100.00%         100.00%       100.00%         100.00%
                                               =======       =======         =======       =======         =======


Maturity Table as of December 31, 2000

                                             Due
                                        1 year or less     1-5 years    After 5 years     Totals
                                       --------------------------------------------------------------

Floating rate                                $  907         $     -        $      -      $    907
Fixed rate                                    7,603          36,551         169,803       213,957
                                             ------         -------        --------      --------
                                             $8,510         $36,551        $169,803      $214,864

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

Based on this information, management concluded that the bank's allowance for loan losses was adequate to provide for known and inherent losses which may exist in the loan portfolio as of December 31, 2000.

The provision for loan losses was $60,000 for the twelve month period ended December 31, 2000 and $150,000 for the same period ended December 31, 1999. The allowance for loan losses was $1,412,000 at December 31, 2000, which was an increase of $34,000 or 2.47% over the amount at December 31, 1999.

The provision for loan losses of $150,000 for the twelve month period ended December 31, 1999 was a $50,000 decrease compared with the provision of $200,000 for the same period ended December 31, 1998. The allowance for loan losses increased $140,000 from $1,238,000 at December 31, 1998 to $1,378,000 at
December 1999.

Management recognizes the need to maintain an adequate reserve to meet the ongoing risks associated with a growing loan portfolio and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio. Net loan charge-offs were $27,000 for the twelve month period ended December 31, 2000 as compared to 1999 and 1998 net charge-offs of $10,000 and $211,000, respectively. The unusual increase in net charge-offs in 1998 was due to a single loan charge-off of $151,000 arising from a successor letter of credit, derived from a letter of credit originally issued in 1985 by past management.

Non-performing assets of $499,000 were 35.34% of the allowance for loan losses at December 31, 2000. Non-performing assets compared to the allowance for loan losses at December 31, 1999 and 1998 were 29.03% and 71.81%, respectively. Non-performing assets consist of loans no longer accruing interest, loans accruing interest past due more than 90 days, restructured loans and other real estate owned (foreclosed assets).

The table on the following page summarizes the loan portfolio and loan charge-offs for the five years ended December 31, 2000.

Loan Loss Summary
(in thousands)                                                              Years Ended
                                                -----------------------------------------------------------------------
                                                    12/31/00       12/31/99      12/31/98       12/31/97      12/31/96
                                                -----------------------------------------------------------------------
Amount of loans outstanding at end
  of period, net of unearned income                 $214,858       $197,918      $175,942       $153,645      $137,304
                                                    ========       ========      ========       ========      ========

Daily average amounts of loans                      $207,626       $187,930      $163,520       $142,663      $124,380
                                                    ========       ========      ========       ========      ========

Allowance for loan losses
  at the beginning of period                        $  1,378       $  1,238      $  1,249       $  1,254      $  1,244
Loans Charged-off:
  Commercial, financial, agriculture                       2              3           151              4             0
  Real-estate construction                                 0              0             0              0             0
  Real-estate mortgage                                     0              0             0              0             0
  Consumer                                                43             45            95            101           107
  Leasing and other                                        0              0             0              0             0
                                                    --------       --------      --------       --------      --------
             Totals                                       45             48           246            105           107
Recoveries of loans previously charged-off:
  Commercial, financial, agriculture                       4              1             8              8             9
  Real estate - construction                               0              0             0              0             0
  Real estate - mortgage                                   0              0             0              0            28
  Consumer                                                15             37            27             12             5
  Leasing and other                                        0              0             0              0             0
                                                    --------       --------      --------       --------      --------
             Totals                                       19             38            35             20            42
                                                    --------       --------      --------       --------      --------

Net loans charged off                               $     26       $     10      $    211       $     85      $     65

Additions to allowance charged
   to operations                                          60            150           200             80            75
                                                    --------       --------      --------       --------      --------
Allowance for loan losses                           $  1,412       $  1,378      $  1,238       $  1,249      $  1,254
                                                    ========       ========      ========       ========      ========

Ratio of net charge-offs during period
   to average loans outstanding                        0.01%          0.01%         0.13%          0.06%         0.05%
Ratio of reserves to net loans at end
   of period                                           0.66%          0.70%         0.70%          0.81%         0.91%

Allocation of Allowance for Loan Losses

Loan Type
  Commercial. financial, agriculture                $    184       $    278      $    260       $    421      $    600
  Real estate - construction/mortgage                    110            122           100            100           100
  Consumer and other                                     100            138           180            505           118
  Not allocated                                        1,018            840           698            223           436
                                                    --------       --------      --------       --------      --------
             Totals                                 $  1,412       $  1,378      $  1,238       $  1,249      $  1,254
                                                    ========       ========      ========       ========      ========

Non-Performing Assets

The table below presents non-performing assets in each of the five years ended December 31, 2000. Management is not aware of any significant loans outstanding which are current, but for which there is a serious doubt as to whether the customer can comply with loan repayment terms.

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
(in thousands)

                                                    12/31/00      12/31/99      12/31/98      12/31/97       12/31/96
                                                    ------------------------------------------------------------------
Non-accrual loans                                     $  96         $   7         $  93         $ 217        $   332
Accruing loans past due 90 days or more                 273           226           434           451            799
Restructured loans                                      105           118           133           144            155
Other real estate                                        25            49           229           145            230
                                                      -----         -----         -----         -----        -------
     Totals                                           $ 499         $ 400         $ 889         $ 957        $ 1,516
                                                      =====         =====         =====         =====        =======


                                                    12/31/00      12/31/99      12/31/98      12/31/97       12/31/96
                                                    ------------------------------------------------------------------

Interest income which would have been
   recorded under original terms                      $  10          $  3          $  7         $  26          $  27
Interest income recorded during period                    5           117            40             4              9
Commitments to lend additional funds                    N/A           N/A           N/A           N/A            N/A

Deposits

PFC Bank continues to rely upon deposits as its primary source of funds. Deposits consist of interest bearing and non-interest bearing demand deposits, savings deposits and time deposits.

The table below presents average daily deposits and interest rates of time deposits of $100,000 or more for the years ended December 31, 2000, 1999 and 1998.

Deposits
(in thousands)

                                                               Average Amount                       Average Rate
                                              -----------------------------------------------------------------------------
                                                       2000         1999         1998        2000       1999       1998
                                              -----------------------------------------------------------------------------
Non-interest bearing demand deposits                 $30,620       $27,557     $ 24,980         -          -          -
Interest bearing demand deposits                      54,084        53,634       48,843      3.78%      3.67%      3.59%
Savings deposits                                      29,318        29,459       28,138      3.18%      3.18%      3.18%
Time deposits                                        136,444       121,766      101,135      5.98%      5.52%      5.74%
                                              ------------------------------------------
   Totals                                           $250,466      $232,416    $ 203,096
                                              ==========================================

Maturities of Time Deposits of $100,000 or more

                                                       2000          1999        1998
                                              ------------------------------------------
Three months or less                                 $21,601       $22,640     $ 20,624
Over three through twelve months                      18,242        20,805       14,871
Over 1 year through 5 years                           10,566         7,424        5,987
Over 5 years                                             100           100          100
                                              ------------------------------------------
   Totals                                            $50,509       $50,969     $ 41,582
                                              ==========================================

PFC's consolidated deposit balance as of December 31, 2000 was $252.0 million, which is a $5.9 million increase over the December 31, 1999 balance of $246.1 million. The December 31, 1999 balance was a $32.7 million increase over the December 31, 1998 balance of $213.4 million. The majority of the deposit growth experienced in 2000 and 1999 occurred in time deposits.

Liquidity

PFC Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective and timely manner.

PFC Bank's principal sources of funds are deposits, scheduled payments and pre-payments of loan principal, maturities and sales of investment securities, short term borrowed funds and other funds provided by operations. While loan payments and maturing investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. In order to meet the cash needs for 2000, PFC Bank maintained an average balance of federal funds sold of $7.5 million for the 12 months ended December 31, 2000, as compared to $8.4 million at December 31,

1999. At December 31, 2000, PFC held $8.5 million of investment securities and $8.5 million of loans maturing in less than one year. PFC Bank has the option to borrow funds from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. At December 31, 2000, the bank had borrowed short terms funds of $5.0 million from FHLB, compared with $8.0 million borrowed at December 31, 1999. The bank also relies on the sale of bank equities as a secondary source of liquidity through the planned taking of capital gains. Management believes that the bank's liquidity position is adequate at the present time.

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

Interest Sensitivity Cumulative Gap Analysis
(in thousands)

                                                                 December 31, 2000

                                                  0-3           0-12            0-24           0-5
Assets:                                         Months         Months         Months          Years
                                          --------------- -------------- --------------  -------------
Investments Securities                         $ 2,998        $ 8,522       $ 22,487       $ 37,455
Loans                                            7,525         25,068         46,793         95,790
Federal Funds sold                               2,250          2,250          2,250          2,250
Interest Bearing Depository Balances             9,522          9,522          9,522          9,522
                                              --------       --------       --------       --------
     Total Earning Assets                     $ 22,295       $ 45,362       $ 81,052       $145,017

Liabilities:
Greater than $100,000                         $ 21,601       $ 39,844       $ 43,488       $ 50,409
Less than $100,000                              22,459         62,224         72,874         87,291
                                              --------       --------       --------       --------
     Total interest-bearing liabilities       $ 44,060      $ 102,068      $ 116,362       $137,700

Cumulative gap                                (21,765)       (56,706)       (35,310)          7,317
Cumulative gap ratio                            (7.22)        (18.81)        (11.71)           2.43
Rate Sensitive Assets/
         Rate Sensitive Liabilities             50.60%         44.44%         69.66%        105.31%

Peoples Financial Corp., Inc.

Changes in Interest Income/ Expense
(in thousands)                                                            December 31, 2000 vs. 1999
                                                                             Increase/Decrease due
                                                                                  to change in
                                                     ---------------------------------------------------------------
Interest income on:                                           Volume                 Rate                  Net
                                                     --------------------- --------------------- -------------------
     Loans                                               $      1,605          $       (53)         $     1,552

     Investment securities                                       (89)                   539                 450

     Due from banks                                               (9)                    97                  88

     Federal funds sold and securities purchases                 (50)                    74                  24
                                                         ------------          ------------         -----------
             Total interest-earning assets               $      1,457          $        657         $     2,114

Interest expense on:

     Demand deposits                                     $         17          $         57         $        74

     Savings deposits                                             (4)                     1                 (3)

     Time deposits                                                811                   624               1,435

     Short-term borrowings                                         11                    11                  22
                                                         ------------          ------------         -----------
             Total interest-bearing liabilities          $       835           $       693          $     1,528

                                                                          December 31, 1999 vs. 1998
                                                                             Increase/Decrease due
                                                                                  to change in
                                                     ---------------------------------------------------------------
Interest income on:                                           Volume                 Rate                  Net
                                                     --------------------- --------------------- -------------------
     Loans                                               $      2,067          $      (596)         $     1,471

     Investment securities                                      (212)                   239                  27

     Due from banks                                               124                  (71)                  53

     Federal funds sold and securities purchases                  248                   (6)                 242
                                                         ------------          ------------         -----------
             Total interest-earning assets               $      2,227          $      (434)         $     1,793

Interest expense on:
     Demand deposits                                     $        172          $         44         $       216

     Savings deposits                                              42                     0                  42

     Time deposits                                              1,184                 (263)                 921

     Short-term borrowings                                        136                     0                 136
                                                         ------------          ------------         -----------
             Total interest-bearing liabilities          $      1,534          $      (219)         $     1,315

                                                                          December 31, 1998 vs. 1997
                                                                             Increase/Decrease due
                                                                                  to change in
                                                     ---------------------------------------------------------------
Interest income on:                                           Volume                 Rate                  Net
                                                     --------------------- --------------------- -------------------
     Loans                                               $      1,719          $      (196)         $     1,523

     Investment securities                                        408                 (219)                 189

     Due from banks                                               459                 (168)                 291

     Federal funds sold and securities purchases                (213)                   (6)               (219)
                                                         ------------          ------------         -----------
             Total interest-earning assets               $      2,373          $      (589)         $     1,784

Interest expense on:

     Demand deposits                                     $        134          $         29         $       163

     Savings deposits                                             (7)                     0                 (7)

     Time deposits                                                795                    10                 805

     Short-term borrowings                                          0                     0                   0
                                                         ------------          ------------         -----------
             Total interest-bearing liabilities          $        922          $         39         $       961

Capital Resources

Capital resources are provided by common stock, capital surplus and retained earnings. The objective of management is to emphasize current and future capital needs based upon anticipated growth.

PFC Bank has historically maintained an adequate capital position. The regulations of the FDIC require it to maintain a Leverage Ratio, Tier I Capital to Risk-Weighted Assets Ratio, and a Total Capital to Risk-Weighted Asset Ratio of 3%, 4%, and 8%, respectively. PFC Bank exceeds each of these ratios as shown in the following table representing PFC Bank at December 31, 2000.

                                             PFC Bank

Leverage Capital Ratio                         8.69%

Tier I Capital to Risk
Weighted Assets                               13.11%

Total Capital to Risk
Weighted Assets                               17.72%


Return on Equity and Assets
(not including SFAS No. 115)

                                                 12/31/00        12/31/99        12/31/98         12/31/97     12/31/96
                                                ----------      ----------      ----------       ----------   ----------
Return on Assets
 (net income divided by avg total assets)          1.32%          1.81%           1.96%            1.45%         1.13%

Return on Equity
 (net income divided by average equity)           14.28%         19.09%          21.03%           16.19%        11.90%

Equity to assets ratio
 (average equity divided by avg total assets)      9.25%          9.47%           9.32%            9.15%         9.54%

ITEM 8 - FINANCIAL STATEMENTS

The financial statements required by this Item are set forth at Exhibit 13, and incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    Part III

ITEM 10 -  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The information required by this Item, relating to directors, executive officers, control persons is set forth on pages 4 through 8 of the Registrant's Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 2000 through December 31, 2000, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in pages 7 and 8 of the Registrant's Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, which pages are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in pages 10 through 12 of the Registrant's Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PFC Bank has a policy of granting loans to eligible directors, officers, employees and members of their immediate families. Loans are made in the ordinary course of business and on the same terms, including collateral requirements and interest rates, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collection. The table below sets forth information concerning each loan made by PFC Bank to executive officers, directors and major shareholders, for which a loan balance was outstanding at any time since January 1, 2000.

                                                          LARGEST AMOUNT
                                          DATE OF          OUTSTANDING              BALANCE
NAME                       POSITION        LOAN         SINCE JAN. 1, 2000        DEC. 31, 2000
----                       --------        ----         ------------------        -------------
Timothy P. Reddinger      Secretary       various            $874,096               $873,702(1)
Frank T. Baker            Chairman         1998                78,650                 74,626
Darl Hetrick              Director        various              93,485                 81,384(2)
James L. Kifer            Exec. V.P.       1998                49,935                 44,058
R.B. Robertson            Pres./CEO                            25,000                 25,000(3)
Francis E. Kane           Director         1999                13,152                 10,520

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

                   10.5 Amendment to Executive Employment Agreement dated November 17, 1999 between R.B. Robertson and Bank. (Incorporated by Reference to Registrant's December 31, 1999 filing of Form 10-K).

                   11 Statement re: Computation of Earnings Per Share. (Refer to Exhibit 13, page 3, Consolidated Statement of Income.)

                   13     Annual Report to Shareholders.

                   21     Subsidiaries of the Registrant.

                   23     Consent of Independent Auditors.

                   99     Proxy Statement and Proxy Card.

            (b)  Reports on Form 8-K.
                     None.

            (c)  The exhibits required herein are included at Item 14(a), above.

            (d)  Not Applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized. Peoples Financial Corp., Inc. (Registrant)

March 16, 2001                                   By  /S/ R.B. Robertson
                                                     ------------------------
                                                     R.B. Robertson
                                                     President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----

/S/ R.B. Robertson              President/CEO                    March 16, 2001
                                and Director

/S/ Frank Baker                 Chairman/Director                March 16, 2001

/S/ Darl Hetrick                Vice President and Director      March 16, 2001

/S/ Timothy Reddinger           Secretary and Director           March 16, 2001

/S/ William H. Toy              Director                         March 16, 2001

/S/ R.B. Robertson, Jr.         Director                         March 16, 2001

/S/ Howard H. Shreckengost      Director                         March 16, 2001

/S/ J. Jack Sherman             Director                         March 16, 2001

/S/ Francis E. Kane             Director                         March 16, 2001

/S/ James L. Kifer              Executive Vice President         March 16, 2001
                                Principal Financial Officer
                                Principal Accounting Officer

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

                    The following financial statements are included by reference in Part II, 35 Item 8 hereof:

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

                   10.5 Amendment to Executive Employment Agreement dated November 17, 1999, between R.B. Robertson and Bank. (Incorporated by Reference to Registrant's December 31, 1999 filing of Form 10-K).

                   11 Statement re: Computation of Earnings Per Share. (Refer to Exhibit 13, page 3, Consolidated Statement of Income.)

                   13     Annual Report to Shareholders.

                   21     Subsidiaries of the Registrant.                   61

                   23     Consent of Independent Auditors.                  62

                   99     Proxy Statement and Proxy Card.                   63

                          PEOPLES FINANCIAL CORP., INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

CONSOLIDATED FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

December 31, 2000, 1999 and 1998


CONTENTS PAGE

Independent Auditors' Report...................................................1

Consolidated Balance Sheets....................................................2

Consolidated Statements of Income..............................................3

Consolidated Statements of Changes in Stockholders' Equity...................4-5

Consolidated Statements of Cash Flows..........................................6

Notes to Consolidated Financial Statements..................................8-24

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors
Peoples Financial Corp., Inc.
New Bethlehem, Pennsylvania



We have audited the accompanying consolidated balance sheets of Peoples Financial Corp., Inc. (the Company) and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Corp., Inc. and subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





Pittsburgh, Pennsylvania
January 26, 2001

CONSOLIDATED BALANCE SHEETS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                                                   December 31,
                                                                      --------------------------------------
                                                                          2000                      1999
                                                                      -------------            -------------
ASSETS

    Cash and due from banks                                           $   4,759,697            $  15,486,474
    Interest-bearing deposits in banks                                    9,752,322               17,593,259
    Federal funds sold                                                    2,250,000                5,600,000
    Available for sale securities                                        25,418,773               27,766,282
    Held to maturity securities (market value of
      $38,039,929 and $31,790,510 at
      December 31, 2000 and 1999, respectively)                          37,463,536               32,054,044
    Federal Home Loan Bank stock, at cost                                 1,408,400                1,408,400
    Loans receivable, net of allowance for loan losses of
    $1,411,860 in 2000 and $1,378,369 in 1999                           213,446,066              196,539,392
    Premises and equipment, net                                           2,879,633                2,988,549
    Other assets                                                          4,100,356                2,278,696
                                                                      -------------            -------------
    Total Assets                                                      $ 301,478,783            $ 301,715,096
                                                                      =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
      Deposits
        Non-interest bearing                                          $  29,726,219            $  28,375,696
        Interest bearing                                                222,287,942              217,697,740
                                                                      -------------            -------------

        Total deposits                                                  252,014,161              246,073,436

      Deferred taxes                                                      6,263,558                6,890,031
      Federal Home Loan Bank borrowings                                   5,000,000                8,000,000
      Accrued interest and other liabilities                              2,026,049                2,075,381
                                                                      -------------            -------------
      Total liabilities                                                 265,303,768              263,038,848

    Stockholders' Equity
      Common stock; par value $0.30; 5,000,000 shares
        authorized; 1,773,052 shares issued; 1,665,412 and
        1,773,052 shares outstanding at December 31, 2000
        and 1999, respectively                                              531,916                  531,916
      Surplus                                                             3,832,083                3,832,083
      Retained earnings                                                  25,041,232               22,552,636
      Accumulated other comprehensive income                             10,718,730               11,759,613
      Treasury stock, at cost; 107,640 shares                            (3,948,946)                       -
                                                                      -------------            -------------
      Total stockholders' equity                                         36,175,015               38,676,248
                                                                      -------------            -------------

    Total Liabilities and Stockholders' Equity                        $ 301,478,783            $ 301,715,096
                                                                      =============            =============

       The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                                                   Years Ended December 31,
                                                                --------------------------------------------------------------
                                                                   2000                      1999                     1998
                                                                -----------               -----------              -----------
Interest Income
    Loans, including fees                                       $16,868,996               $15,317,065              $13,845,749
    Investment securities                                         3,494,790                 3,044,541                3,017,698
    Interest-bearing deposits                                       433,982                   346,267                  293,710
    Federal funds sold                                              464,461                   440,448                  197,762
                                                                -----------               -----------              -----------
    Total interest income                                        21,262,229                19,148,321               17,354,919

Interest Expense
    Deposits                                                     11,135,279                 9,628,790                8,449,973
    Federal Home Loan Bank borrowings                               157,699                   136,151                        -
                                                                -----------               -----------              -----------

    Total interest expense                                       11,292,978                 9,764,941                8,449,973
                                                                -----------               -----------              -----------
Net Interest Income                                               9,969,251                 9,383,380                8,904,946

Provision for Loan Losses                                            60,000                   150,000                  200,000
                                                                -----------               -----------              -----------
Net Interest Income after
    Provision for Loan Losses                                     9,909,251                 9,233,380                8,704,946

Other Income
    Service fees                                                    496,659                   502,659                  592,421
    Investment security gains                                       999,002                 2,950,489                3,001,116
    Other                                                            88,185                    95,801                   33,837
                                                                -----------               -----------              -----------
    Total other income                                            1,583,846                 3,548,949                3,627,374

Other Expenses
    Salaries                                                      2,090,856                 2,135,263                2,173,212
    Pension and other employee benefits                             920,271                   787,069                  743,014
    Occupancy expense                                             1,061,092                   997,536                  984,022
    Data processing                                                 237,634                   301,895                  246,689
    Pennsylvania bank shares tax                                    337,578                   294,616                  247,544
    Other                                                         1,604,934                 1,710,128                1,642,979
                                                                -----------               -----------              -----------
    Total other expenses                                          6,252,365                 6,226,507                6,037,460
                                                                -----------               -----------              -----------
Income Before Income Taxes                                        5,240,732                 6,555,822                6,294,860

Provision for Income Taxes                                        1,454,131                 1,855,635                1,831,198
                                                                -----------               -----------              -----------
Net Income                                                      $ 3,786,601               $ 4,700,187              $ 4,463,662
                                                                ===========               ===========              ===========

Basic and Diluted Earnings per Share                            $      2.20               $      2.66              $      2.53
                                                                ===========               ===========              ===========

       The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998

                                                                                                                      Accumulated
                                                                                                                          Other
                                                                       Common                            Retained     Comprehensive
                                                                       Stock             Surplus         Earnings         Income
                                                                      ---------        -----------    ------------    ------------
Balance at December 31, 1997                                          $ 529,300        $ 3,668,006    $ 15,378,699    $ 17,836,945

    Comprehensive Income
      Net income                                                                                         4,463,662
      Other comprehensive income, net of tax
        Changes in net unrealized holding gains (losses)
          on available for sale securities, net of deferred
          income tax benefit of $545,996                                                                                (1,059,874)
        Change in minimum pension liability, net of
          deferred income tax benefit of $25,264                                                                           (49,041)
        Reclassification adjustment due to sale of securities,
          net of deferred income tax of $389,802                                                                           756,675


      Total Comprehensive Income

    Sale of 2,179 shares of common stock                                    654             82,692
    Cash dividends, $0.585 per share                                                                    (1,033,597)
    Adjustment to reflect stock split                                       654               (654)
                                                                      ---------        -----------    ------------    ------------

Balance at December 31, 1998                                            530,608          3,750,044      18,808,764      17,484,705

    Comprehensive Income
      Net income                                                                                         4,700,187
      Other comprehensive income, net of tax
        Changes in net unrealized holding gains (losses)
          on available for sale securities, net of deferred
          income tax benefit of $2,953,185                                                                              (5,732,653)
        Change in minimum pension liability, net of
          deferred income tax of $66,653                                                                                   129,384
        Reclassification adjustment due to sale of securities,
          net of deferred income tax benefit of $62,757                                                                   (121,823)


      Total Comprehensive Income

    Sale of 2,179 shares of common stock                                  1,308             82,039
    Cash dividends, $0.54 per share                                                                       (956,315)
                                                                      ---------        -----------    ------------    ------------

Balance at December 31, 1999                                            531,916          3,832,083      22,552,636      11,759,613

Balance at December 31, 1999                                            531,916          3,832,083      22,552,636      11,759,613

    Comprehensive Income
      Net income                                                                                         3,786,601
      Other comprehensive income, net of tax
        Changes in net unrealized holding gains (losses)
          on available for sale securities, net of deferred
          income tax benefit of $868,857                                                                                (1,686,604)
        Reclassification adjustment due to sale of securities,
          net of deferred income tax of $332,644                                                                           645,721


      Total Comprehensive Income

    Treasury stock purchase of 107,640 shares

    Cash dividends, $0.76 per share                                                                     (1,298,005)
                    --- ----                                          ---------        -----------    ------------    ------------

Balance at December 31, 2000                                          $ 531,916        $ 3,832,083    $ 25,041,232    $ 10,718,730
                                                                      =========        ===========    ============    ============



(RESTUBBED TABLE)


                                                                                  Treasury
                                                                                    Stock                   Total
                                                                                ------------            ------------
Balance at December 31, 1997                                                    $          -            $ 37,412,950

    Comprehensive Income
      Net income                                                                                           4,463,662
      Other comprehensive income, net of tax
        Changes in net unrealized holding gains (losses)
          on available for sale securities, net of deferred
          income tax benefit of $545,996                                                                  (1,059,874)
        Change in minimum pension liability, net of
          deferred income tax benefit of $25,264                                                             (49,041)
        Reclassification adjustment due to sale of securities,
          net of deferred income tax of $389,802                                                             756,675
                                                                                                        ------------

      Total Comprehensive Income                                                                           4,111,422

    Sale of 2,179 shares of common stock                                                                      83,346
    Cash dividends, $0.585 per share                                                                      (1,033,597)
    Adjustment to reflect stock split                                                                              -
                                                                                ------------            ------------

Balance at December 31, 1998                                                               -              40,574,121

    Comprehensive Income
      Net income                                                                                           4,700,187
      Other comprehensive income, net of tax
        Changes in net unrealized holding gains (losses)
          on available for sale securities, net of deferred
          income tax benefit of $2,953,185                                                                (5,732,653)
        Change in minimum pension liability, net of
          deferred income tax of $66,653                                                                     129,384
        Reclassification adjustment due to sale of securities,
          net of deferred income tax benefit of $62,757                                                     (121,823)
                                                                                                        ------------

      Total Comprehensive Income                                                                          (1,024,905)

    Sale of 2,179 shares of common stock                                                                      83,347
    Cash dividends, $0.54 per share                                                                         (956,315)
                                                                                ------------            ------------

Balance at December 31, 1999                                                    $          -            $ 38,676,248

Balance at December 31, 1999                                                    $          -            $ 38,676,248

    Comprehensive Income
      Net income                                                                                           3,786,601
      Other comprehensive income, net of tax
        Changes in net unrealized holding gains (losses)
          on available for sale securities, net of deferred
          income tax benefit of $868,857                                                                  (1,686,604)
        Reclassification adjustment due to sale of securities,
          net of deferred income tax of $332,644                                                             645,721
                    --- ----                                                                            ------------

      Total Comprehensive Income                                                                           2,745,718

    Treasury stock purchase of 107,640 shares                                     (3,948,946)             (3,948,946)

    Cash dividends, $0.76 per share                                                                       (1,298,005)
                    --- ----                                                    ------------            ------------

Balance at December 31, 2000                                                    $ (3,948,946)           $ 36,175,015
                                                                                =============           ============

       The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY


                                                                               Years Ended December 31,
                                                              ---------------------------------------------------------------
                                                                  2000                     1999                      1998
                                                              ------------             ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $  3,786,601             $  4,700,187              $  4,463,662
    Adjustments to reconcile net cash from
      operating activities:
        Depreciation and amortization                              537,248                  618,762                   601,686
        Net amortization / accretion of
          premiums and discounts                                   (39,088)                  31,202                   (10,617)
        Net investment security gains                             (999,002)              (2,950,489)               (3,001,116)
        Provision for loan losses                                   60,000                  150,000                   200,000
        Net (gain) loss on disposal of
          premises and equipment                                      (100)                  16,957                    32,450
        Net loss on disposal of foreclosed
          assets                                                    34,113                   24,632                    11,231
        Reinvestment of stock dividends                                  -                  (52,854)                  (60,669)
        Deferred taxes                                             (90,260)                (150,240)                  (59,536)
        Increase (decrease) in cash due to
          changes in assets and liabilities:
             Other assets                                       (1,788,581)                  64,990                   (85,851)
             Accrued interest and
               other liabilities                                  (127,859)                  61,264                   (49,546)
                                                              ------------             ------------              ------------
    Net Cash From Operating Activities                           1,373,072                2,514,411                 2,041,694

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of
      available for sale securities                              1,769,083                3,696,243                 3,545,958
    Proceeds from maturities of
      held to maturity securities                                9,940,000                8,880,000                11,125,000
    Purchase of available for sale
      securities                                                         -                        -                  (268,094)
    Purchase of held to maturity securities                    (15,310,072)              (8,304,107)              (11,333,169)
    Net purchases of Federal Home
      Loan Bank stock                                                    -                 (566,900)                 (101,300)
    Net loans made to customers                                (16,980,640)             (22,008,417)              (22,537,032)
    Proceeds from disposal of
      premises and equipment                                           100                   76,174                     1,969
    Purchases of premises and equipment                           (437,764)                (365,054)                 (499,070)
                                                              ------------             ------------              ------------
    Net Cash Used By
      Investing Activities                                    $(21,019,293)            $(18,592,061)             $(20,065,738)

       The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                                               Years Ended December 31,
                                                              ---------------------------------------------------------------
                                                                  2000                     1999                      1998
                                                              ------------             ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                  $  5,975,458             $ 32,720,274              $ 22,805,838
    Proceeds from FHLB borrowings                                        -                8,000,000                         -
    Repayments of FHLB borrowings                               (3,000,000)                       -                         -
    Proceeds from issuing common stock                                   -                   83,347                    83,346
    Purchases of treasury stock                                 (3,948,946)                       -                         -
    Dividends paid                                              (1,298,005)                (956,315)               (1,033,597)
                                                              ------------             ------------              ------------
    Net Cash (Used By) From
      Financing Activities                                      (2,271,493)              39,847,306                21,855,587
                                                              ------------             ------------              ------------
Net Change in Cash and
    Cash Equivalents                                           (21,917,714)              23,769,656                 3,831,543

Cash and Cash Equivalents
    at Beginning of Year                                        38,679,733               14,910,077                11,078,534
                                                              ------------             ------------              ------------
Cash and Cash Equivalents
    at End of Year                                            $ 16,762,019             $ 38,679,733              $ 14,910,077
                                                              ============             ============              ============

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
      Interest                                                $ 11,204,968             $  9,683,375              $  8,173,810
      Income taxes                                            $  1,412,000             $  1,862,837              $  2,054,842

NON-CASH INVESTING AND FINANCING TRANSACTIONS
    Recorded unrealized gains on securities
      available for sale at December 31                       $ 16,240,500             $ 17,817,596              $ 26,687,984

    Deferred income taxes on recorded
      unrealized gains on securities
      available for sale at December 31                       $  5,521,770             $  6,057,983              $  9,073,915

    Loans transferred to foreclosed assets
      during the year                                         $     31,305             $     59,793              $    268,697

    Adjustment due to retroactive
      restatement to reflect additional
      share purchases
        Common stock                                          $          -             $          -              $        654
        Surplus                                               $          -             $          -              $       (654)

       The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


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

Investment Securities: The Bank classifies its investment securities as held to maturity, trading or available for sale. Securities which management has positive intent and ability to hold until maturity are classified as held to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount computed on a level yield basis. Securities that are bought and held principally to sell in the near term are classified as trading securities. All other securities are classified as available for sale securities. Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported net of income taxes as a separate component of stockholders' equity until realized. At this time, management does not intend to establish a trading securities classification.

Interest and dividends on investment securities are reported as interest income. Gains and losses realized on sales of investment securities represent the differences between net proceeds and carrying values determined by the specific identification method.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Receivable and Allowance for Loan Losses: Loans are stated at unpaid principal balances, less the allowance for loan losses, deferred loan fees and costs, and unearned discounts.

Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

At December 31, 1999, the Bank held approximately $654,000 in guaranteed student loans held for sale. Such loans were recorded at the lower of cost or estimated market value. As of December 31, 2000, the Bank holds $18,000 in student loans. These student loans are not for sale.

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

Foreclosed Assets: Real estate properties and other assets acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling costs at the date of foreclosure. Any write-downs on an asset's fair value at the date of foreclosure are charged against the allowance for loan losses. Costs of significant asset improvements are capitalized, whereas costs relating to holding foreclosed assets are expensed in the period incurred. Management periodically obtains valuations on the assets. Any subsequent write-downs to reduce the carrying value of an asset to the lower of its cost or fair value less estimated selling costs are recorded as a charge against current operations.

Employee Retirement Plans: The Bank's qualified defined benefit pension plan (see Note 9) is funded in accordance with the Employee Retirement Income Security Act of 1974. Liabilities are recognized based on the actuarially calculated benefits accrued through the date of the calculation. Funding for the Bank's non-qualified defined benefit pension plan consists of certificates of deposit.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings per Share: Earnings per share are calculated using the weighted-average number of shares outstanding, which also equals basic and diluted per share calculations. The weighted average shares outstanding, giving retroactive effect to the stock dividend discussed in Note 17, were 1,722,467, 1,770,151 and 1,765,792 for the years ended December 31, 2000, 1999 and 1998, respectively.

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


NOTE 2 - INVESTMENT SECURITIES

Available for sale securities consist of the following:

                                                                          December 31, 2000
                                ----------------------------------------------------------------------------------------------------
                                                                  Gross                     Gross
                                      Amortized                Unrealized                Unrealized                    Market
                                        Cost                      Gains                    Losses                      Value
                                ------------------------  ------------------------  ------------------------   ---------------------
Equity securities               $      9,178,273          $      16,270,108         $       (29,608)           $      25,418,773

                                                                          December 31, 1999
                                ----------------------------------------------------------------------------------------------------
                                                                  Gross                     Gross
                                      Amortized                Unrealized                Unrealized                   Market
                                        Cost                      Gains                    Losses                     Value
                                ------------------------  ------------------------  ------------------------   ---------------------

Equity securities               $      9,948,686          $      17,873,106         $       (55,510)           $      27,766,282


PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

Held to maturity securities consist of the following:


                                                                        December 31, 2000
                                ----------------------------------------------------------------------------------------------------
                                                                   Gross                     Gross
                                       Amortized                Unrealized                Unrealized                   Market
                                         Cost                      Gains                    Losses                     Value
                                ------------------------  ------------------------  ------------------------   ---------------------
U.S. Treasury
  securities                    $     19,453,858          $         282,739         $        (6,742)           $      19,729,855
Obligations of U.S.
  government
  agencies                            17,889,845                    324,491                 (24,387)                  18,189,949
Obligations of state
  and political sub-
  divisions                              119,833                        375                     (83)                     120,125
                                ------------------------  ------------------------  ------------------------   ---------------------

                                $     37,463,536          $         607,605         $       (31,212)           $      38,039,929
                                ========================  ========================  ========================   =====================


                                                                        December 31, 1999
                                ----------------------------------------------------------------------------------------------------
                                                                   Gross                     Gross
                                       Amortized                Unrealized                Unrealized                   Market
                                         Cost                      Gains                    Losses                     Value
                                ------------------------  ------------------------  ------------------------   ---------------------

U.S. Treasury
  securities                    $     23,333,589          $          65,356         $       (92,432)           $      23,306,513
Obligations of U.S.
  government
  agencies                             8,460,770                          -                (236,083)                   8,224,687
Obligations of state
  and political sub-
  divisions                              259,685                        971                  (1,346)                     259,310
                                ------------------------  ------------------------  ------------------------   ---------------------

                                $     32,054,044          $          66,327         $      (329,861)           $      31,790,510
                                ========================  ========================  ========================   =====================


Gross realized gains on sales of available for sale securities were $1,327,902, $3,199,903 and $3,216,142 in 2000, 1999 and 1998, respectively. The gains are reduced by previously recognized appreciation which occurred as a result of a merger of $329,232, $281,732 and $246,837 in 2000, 1999 and 1998, respectively.
Additional net gains of $332, $32,318 and $31,811 in 2000, 1999 and 1998, respectively, were recognized for previous write-downs of held to maturity securities resulting from the merger.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated market value of held to maturity securities at December 31, 2000, by contractual maturity, are shown below. Available for sale securities do not have a contractual maturity date as they consist of equity securities. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

                                                           Amortized Cost              Market Value
                                                     ------------------------  ------------------------
Available for Sale Securities                        $             9,178,273   $            25,418,773
                                                     ========================  ========================

Held to Maturity Securities
  Due in one year or less                            $             8,521,888   $             8,527,980
  Due after one year through five years                           28,932,424                29,487,199
  Due after five years through ten years                              24,833                    24,750
                                                     ------------------------  ------------------------

                                                                  37,479,145                38,039,929
  Step-down due to merger                                            (15,609)                        -
                                                     ------------------------  ------------------------

                                                     $            37,463,536   $            38,039,929
                                                     ========================  ========================

As a member of the Federal Home Loan Bank of Pittsburgh (FHLB), the Bank is required to maintain a minimum amount of FHLB stock. The minimum amount is calculated based on the level of the Bank's assets, residential real estate loans, and FHLB advances. At both December 31, 2000 and 1999, the Bank held $1,408,400 of FHLB stock.


NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The primary classifications of loans as of December 31 are as follows:

                                                                2000                      1999
                                                       ------------------------  ------------------------
Mortgage                                               $           128,085,523   $           124,114,113
Installment                                                         22,199,113                22,684,830
Commercial                                                          62,919,267                48,854,680
Personal and other                                                   1,659,823                 2,269,725
                                                       ------------------------  ------------------------

                                                                   214,863,726               197,923,348

Less:  Unearned discounts                                                5,800                     5,587
           Allowance for loan losses                                 1,411,860                 1,378,369
                                                       ------------------------  ------------------------

                                                       $           213,446,066   $           196,539,392
                                                       ========================  ========================

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                            2000                      1999                      1998
                                                  ------------------------  ------------------------  ------------------------
Balance, beginning of year                        $             1,378,369   $             1,238,232   $             1,248,879
Provision charged to operations                                    60,000                   150,000                   200,000
Loans charged off                                                 (45,127)                  (48,442)                 (246,182)
Recoveries                                                         18,618                    38,579                    35,535
                                                  ------------------------  ------------------------  ------------------------

Balance, end of year                              $             1,411,860   $             1,378,369   $             1,238,232
                                                  ========================  ========================  ========================


At December 31, 2000 and 1999, the total recorded investment in impaired loans amounted to approximately $27,200 and $7,200 respectively. All impaired loans were on non-accrual status as of December 31, 2000 and 1999. The allowance for loan losses related to impaired loans amounted to approximately $16,700 and $7,200 at December 31, 2000 and 1999, respectively.


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment, which are stated at cost, as of December 31 are as follows:

                                                                    2000                      1999
                                                         ------------------------  ------------------------
Land                                                     $               371,554   $               371,554
Buildings and improvements                                             3,508,399                 3,490,126
Furniture and equipment                                                4,847,854                 4,473,852
                                                         ------------------------  ------------------------

                                                                       8,727,807                 8,335,532

Less:  Accumulated depreciation                                        5,848,174                 5,346,983
                                                         ------------------------  ------------------------

                                                         $             2,879,633   $             2,988,549
                                                         ========================  ========================


Depreciation expense was $546,680, $590,385 and $580,950 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 5 - PLEDGED ASSETS

The carrying values of assets pledged to qualify for fiduciary powers, to secure public monies as required by law and for other purposes at December 31 are as follows:

                                                                    2000                      1999
                                                          -----------------------  ------------------------
U.S. Treasury securities                                   $          16,419,881   $            23,345,196
Obligations of U.S. government agencies                               17,889,845                 8,464,976
Obligations of state and political sub-divisions                         119,833                   259,814
                                                           ----------------------  ------------------------

                                                           $          34,429,559   $            32,069,986
                                                           ======================  ========================

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 6 - DEPOSITS

The maturities of time deposits over the next five years and thereafter as of December 31, 2000 are as follows:

                                                      Amount          Percent
                                                ------------------- ------------

Within one year                                 $      102,061,020         73.5%
One to two years                                        14,294,214         10.3
Two to three years                                       8,673,734          6.2
Three to four years                                      5,390,348          3.9
Four to five years                                       7,273,061          5.2
Over five years                                          1,168,313          0.9
                                                ------------------- ------------

                                                $      138,860,690        100.0%
                                                =================== ============



NOTE 7 - INCOME TAXES

The provision for income taxes for the years ended December 31 consists of:


                                                             2000                      1999                      1998
                                                  ------------------------  ------------------------  ------------------------
Currently payable                                 $             1,432,453   $             1,976,719   $             1,781,535
Deferred tax expense (benefit)                                     21,678                  (121,084)                   49,663
                                                  ------------------------  ------------------------  ------------------------

                                                  $             1,454,131   $             1,855,635   $             1,831,198
                                                  ========================  ========================  ========================


The significant components of temporary differences as of December 31 are as follows:

                                                             2000                      1999                      1998
                                                  ------------------------  ------------------------  ------------------------
Provision for loan losses                         $               (11,387)  $               (47,647)  $                 3,620
Depreciation                                                      (79,694)                  (96,012)                  (90,913)
Employee benefits                                                  42,519                    (1,422)                   57,191
Other                                                              70,240                    23,997                    79,765
                                                  ------------------------  ------------------------  ------------------------

  Total                                           $                21,678   $              (121,084)  $                49,663
                                                  ========================  ========================  ========================

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 7 - INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before income taxes for the years ended December 31 is as follows:

                                                                         Percentage of Pre-Tax Income
                                                  ----------------------------------------------------------------------------
                                                             2000                      1999                      1998
                                                  ------------------------  ------------------------  ------------------------
Provision at statutory rate                                        34.0 %                    34.0 %                    34.0 %
Effect of tax-exempt income                                        (1.6)                     (1.6)                     (1.7)
Dividend received deduction                                        (5.1)                     (3.9)                     (3.9)
Other                                                               0.4                      (0.2)                      0.7
                                                  ------------------------  ------------------------  ------------------------

Actual tax expense and effective rate                              27.7 %                    28.3 %                    29.1 %
                                                  ========================  ========================  ========================



The significant components of the Bank's deferred tax assets and liabilities recorded on the balance sheet as of December 31 are as follows:

                                                    2000                                                1999
                              --------------------------------------------------  --------------------------------------------------
                                                Deferred Tax                                        Deferred Tax
                              --------------------------------------------------  --------------------------------------------------
                                      Assets                  Liabilities                 Assets                    Liabilities
                              ------------------------  ------------------------  ------------------------   -----------------------
Provision for loan
  losses                      $               315,706   $                     -   $               304,319    $                    -
Depreciation                                        -                    12,183                         -                    91,876
Pension expense                                     -                    34,644                     7,875                         -
Unrealized gains                                    -                 5,521,770                         -                 6,057,983
Merger adjustment to
  market value                                      -                   981,699                         -                 1,093,637
Other                                          65,102                    94,070                    96,293                    55,022
                              ------------------------  ------------------------  ------------------------   -----------------------

                              $               380,808   $             6,644,366   $               408,487    $            7,298,518
                              ========================  ========================  ========================   =======================



NOTE 8 - FEDERAL HOME LOAN BANK BORROWINGS

At December 31, 2000, the Bank had an advance from the FHLB in the amount of $5,000,000 at 6.67% with interest only payments through the maturity date of November 5, 2001. The Bank has access to additional FHLB borrowings in the amount of $114 million. However, such borrowings would require additional holdings of FHLB stock.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


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

NOTE 9 - EMPLOYEE RETIREMENT PLANS (CONTINUED)

Assets for the qualified pension plan were primarily U.S. government obligations, corporate obligations and equity securities whose valuations are subject to fluctuations of the securities market. Changes in plan asset values attributable to differences between actual and expected returns on plan assets were deferred as unrecognized gains or losses and included in the determination of pension cost over time. Assets for the non-qualified plan consist of certificates of deposit.

The following table summarizes financial data for the plans as of December 31:

                                                           2000                      1999                      1998
                                                  ------------------------  ------------------------  ------------------------
Change in Projected Benefit Obligation:
  Beginning of year benefit obligation            $             2,168,777   $             1,962,727   $             1,710,378
  Service cost                                                    117,342                   115,881                   112,188
  Interest cost                                                   154,269                   132,866                   119,322
  Plan adoption                                                         -                   143,966                         -
  Net actuarial (gain) loss                                       (58,941)                  (63,787)                  131,452
  Less: Benefits paid to participants                            (237,412)                 (122,876)                 (110,613)
                                                  ------------------------  ------------------------  ------------------------

   End of year benefit obligation                 $             2,144,035   $             2,168,777   $             1,962,727
                                                  ========================  ========================  ========================

Change in the Fair Value of Plan Assets:
  Beginning of year plan assets,
    at fair value                                 $             1,861,739   $             1,571,422   $             1,285,379
  Actual return on plan assets                                      4,860                   184,042                    91,921
  Employer contributions                                          219,070                   229,151                   304,735
  Benefits paid to participants                                  (237,412)                 (122,876)                 (110,613)
                                                  ------------------------  ------------------------  ------------------------

   End of year plan assets at fair value          $             1,848,257   $             1,861,739   $             1,571,422
                                                  ========================  ========================  ========================

Accrued Pension Expense:
  Funded status (projected benefit
    obligation less plan assets at
    fair value)                                   $              (295,778)$                (307,038)  $              (391,305)
  Unamortized transition amount                                    76,558                    81,946                    87,334
  Unrecognized net actuarial loss                                 603,014                   521,487                   670,164
  Additional minimum pension
    liability adjustment                                          (52,351)                 (130,878)                 (196,037)
  Unamortized prior service benefit                              (396,223)                 (323,361)                 (459,904)
                                                  ------------------------  ------------------------  ------------------------

   Accrued pension expense                        $               (64,780)  $              (157,844)  $              (289,748)
                                                  ========================  ========================  ========================


Prepaid benefit costs were $90,162 and $0 for December 31, 2000 and 1999, respectively. Accrued pension costs were $154,942 and $157,844 as of December 31, 2000 and 1999, respectively.

The Company recorded an intangible asset related to an additional minimum pension liability as of December 31, 2000 in the amount of $52,351.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 9 - EMPLOYEE RETIREMENT PLANS (CONTINUED)

Net periodic pension cost included the following components for the years ended December 31:

                                                             2000                      1999                      1998
                                                  ------------------------  ------------------------  ------------------------
Service cost - benefits earned
  during the period                               $               117,342   $               115,881   $               112,188
Interest cost on projected benefit
  obligation                                                      154,269                   132,866                   119,322
Net amortization (deferral)                                       (62,218)                   97,701                    (3,063)
Less: Actual return on plan assets                                  4,860                   184,042                    91,921
                                                  ------------------------  ------------------------  ------------------------

  Net periodic pension cost                       $               204,533   $               162,406   $               136,526
                                                  ========================  ========================  ========================


The projected benefit obligation for the qualified plan was determined using an assumed discount rate of 7.5% for 2000 (6.5% for the non-qualified plan), 7.5% for 1999 (6.5% for the non-qualified plan), and 7.0% for 1998 and an expected rate of increase in compensation of 4.0% for each of the same periods (compensation increases are not considered as part of the non-qualified plan). The assumed rate of return on the qualified plan's investment earnings was 8.0% for 2000 (6.5% for the non-qualified plan), 8.0% for 1999 (6.5% for the non-qualified plan), and 7.0% for 1998.


NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

There are various outstanding commitments and contingent liabilities arising in the normal course of business that are not reflected in the accompanying financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments were comprised of commitments to extend credit and stand-by letters of credit of approximately $12,268,000 and $13,900,000 as of December 31, 2000 and 1999, respectively, and approximate fair value.

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

Years Ended December 31, 2000, 1999 and 1998


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

The Company's estimated fair value of financial instruments as of December 31, 2000 is as follows:

                                              Carrying
                                               Amount                  Fair Value
                                      ------------------------  ------------------------
Financial Assets
  Cash and cash equivalents           $            16,762,019   $            16,762,019

  Investment securities               $            62,882,309   $            63,458,702

  FHLB stock                          $             1,408,400   $             1,408,400

  Loans receivable                    $           213,446,066   $           215,520,000

Financial Liabilities
  Deposits                            $           252,014,161   $           253,040,000

  FHLB borrowings                     $             5,000,000   $             5,000,000


The market values of classifications of investment securities are contained in
Note 2.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 12 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth below and defined in the regulations, of Tier 1 capital to average assets and of Tier 1 and total capital to risk-weighted assets. Management believes, as of December 31, 2000 and 1999, that the Bank meets all capital adequacy requirements to which it is subjected.

As of December 31, 2000 and 1999, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's regulatory capital information as of December 31, 2000 and 1999 is, as follows:

                                                                                    Minimum                     Well
                                                                                    Capital                 Capitalized
                                                           Actual                 Requirements              Requirements
                                                  ------------------------  ------------------------  ------------------------
Leverage capital ratio
  2000                                                     8.69%                   3% to 4%                     5%
  1999                                                     9.27%                   3% to 4%                     5%

Tier 1 capital to risk weighted assets
  2000                                                    13.11%                      4%                        6%
  1999                                                    15.13%                      4%                        6%

Total capital to risk weighted assets
  2000                                                    17.72%                      8%                        10%
  1999                                                    20.55%                      8%                        10%

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 12 - REGULATORY MATTERS (CONTINUED)

Included in the "Cash and due from banks" and "Interest-bearing deposits in banks" balances are required federal reserves of approximately $1,677,000 and $1,370,000 at December 31, 2000 and 1999, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.


NOTE 13 - CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Bank primarily grants loans to customers in Armstrong, Butler, Clarion and Indiana counties of Pennsylvania and maintains a diversified loan portfolio. The ability of its debtors to honor their contracts is not substantially dependent on any particular economic business sector.

The Bank has certain risks associated with deposit concentrations. The Bank had 374 accounts greater than $100,000 representing $73.8 million in deposits as of December 31, 2000 (29.3% of deposits as of December 31, 2000) and $63.5 million in 284 accounts as of December 31, 1999 (25.8% of deposits as of December 31, 1999).

A substantial portion of the Bank's investments in municipal securities is obligations of state or political subdivisions located within Pennsylvania.

At December 31, 2000, approximately $8.9 million of the Bank's "Cash and due from banks" and "Interest-bearing deposits in banks" was maintained at various financial institutions in amounts that exceeded the $100,000 limit on FDIC insured accounts.

The Company and the Bank are involved in various legal actions from normal business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the financial position of the Company or the Bank.


NOTE 14 - RELATED PARTIES

At December 31, 2000 and 1999, certain executive officers, directors and principal shareholders of the Company, and companies in which they have beneficial ownership, were indebted (including loans, open letters of credit, and third part consignors) to the Bank for $1,109,290 and $1,012,475, respectively. During 2000, no new loans were made to such related parties. Repayments on existing loans were $27,115. Open letters of credit and third party guarantees had a net increase of $123,930.

Deposits with the Bank by related parties and shareholders' greater than 5% were approximately $4,487,000 and $6,045,000 as of December 31, 2000 and 1999,
respectively.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 15 - SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited)

                                                                      Quarters Ended in 2000
                              ------------------------------------------------------------------------------------------------------
                                     March 31                   June 30                September 30               December 31
                              ------------------------  ------------------------  ------------------------   -----------------------
Interest income               $             5,115,684   $             5,294,790   $             5,380,750    $            5,471,005
Interest expense                            2,705,149                 2,703,941                 2,837,565                 3,046,323
                              ------------------------  ------------------------  ------------------------   -----------------------

  Net interest income                       2,410,535                 2,590,849                 2,543,185                 2,424,682

Provision for loan
  losses                                       15,000                    15,000                    15,000                    15,000
Other income                                  155,474                   148,597                   137,530                 1,142,245
Other expenses                              1,426,352                 1,572,013                 1,417,421                 1,836,579
                              ------------------------  ------------------------  ------------------------   -----------------------

Income before
  income taxes                              1,124,657                 1,152,433                 1,248,294                 1,715,348

Income tax expense                            323,737                   303,690                   342,458                   484,246
                              ------------------------  ------------------------  ------------------------   -----------------------

Net income                    $               800,920   $               848,743   $               905,836    $            1,231,102
                              ========================  ========================  ========================   =======================

Basic and diluted
  earnings per share          $                  0.45   $                   0.48  $                  0.54    $                 0.73
                              ========================  ========================  ========================   =======================

Basic and diluted
  weighted average
  shares outstanding                        1,773,052                 1,773,052                 1,668,922                 1,665,412
                              ========================  ========================  ========================   =======================


                                                                      Quarters Ended in 1999
                              ------------------------------------------------------------------------------------------------------
                                     March 31                   June 30                September 30               December 31
                              ------------------------  ------------------------  ------------------------   -----------------------
Interest income               $             4,452,021   $             4,624,837   $             4,949,944    $            5,121,519
Interest expense                            2,240,862                 2,341,347                 2,452,879                 2,729,853
                              ------------------------  ------------------------  ------------------------   -----------------------

  Net interest income                       2,211,159                 2,283,490                 2,497,065                 2,391,666

Provision for loan
  losses                                       60,000                    30,000                    30,000                    30,000
Other income                                1,761,277                   157,104                   796,860                   833,708
Other expenses                              1,459,286                 1,554,065                 1,520,864                 1,692,292
                              ------------------------  ------------------------  ------------------------   -----------------------

Income before
  income taxes                              2,453,150                   856,529                 1,743,061                 1,503,082

Income tax expense                            770,642                   221,782                   473,674                   389,537
                              ------------------------  ------------------------  ------------------------   -----------------------

Net income                    $             1,682,508   $               634,747   $             1,269,387    $            1,113,545
                              ========================  ========================  ========================   =======================

Basic and diluted
  earnings per share          $                  0.95   $                  0.36   $                  0.72    $                 0.63
                              ========================  ========================  ========================   =======================

Basic and diluted
  weighted average
  shares outstanding                        1,768,694                 1,768,694                 1,770,115                 1,773,052
                              ========================  ========================  ========================   =======================

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial information for Peoples Financial Corp., Inc., Inc. as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 is as follows:

BALANCE SHEETS

                                                                     December 31,
                                                    --------------------------------------------
                                                            2000                    1999
                                                    ---------------------  ---------------------
ASSETS
  Cash in bank                                      $            231,194   $            174,106
  Investment in subsidiary                                    35,728,883             38,298,540
  Available for sale securities                                  211,609                194,434
  Deferred taxes and other assets                                  3,329                  9,168
                                                    ---------------------  ---------------------

  Total Assets                                      $         36,175,015   $         38,676,248
                                                    =====================  =====================


LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities                                       $                  -   $                  -

  Stockholders' Equity                                        36,175,015             38,676,248
                                                    ---------------------  ---------------------

  Total Liabilities and Stockholders' Equity        $         36,175,015   $         38,676,248
                                                    =====================  =====================


STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                ------------------------------------------------------------------
                                                                       2000                   1999                    1998
                                                                --------------------  ---------------------  ---------------------
Income
  Dividends from subsidiary                                     $         5,298,005   $          1,006,296   $          1,033,597
  Other                                                                      36,711                 35,434                 26,113

Expenses
  Professional fees                                                          24,248                 25,096                 45,142
  Miscellaneous                                                               6,429                  4,733                  3,100
                                                                --------------------  ---------------------  ---------------------

Income Before Equity in (Excess Distribution
  of) Undistributed Earnings of Subsidiary                                5,304,039              1,011,901              1,011,468

Equity in (Excess Distribution of)
  Undistributed Earnings of Subsidiary                                   (1,517,438)             3,688,286              3,452,194
                                                                --------------------  ---------------------  ---------------------

Net Income                                                      $         3,786,601   $          4,700,187   $          4,463,662
                                                                ====================  =====================  =====================

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                ------------------------------------------------------------------
                                                                       2000                   1999                   1998
                                                                --------------------  ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $         3,786,601   $          4,700,187   $          4,463,662
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Increase (decrease) in cash due to changes
        in assets and liabilities
          Equity in undistributed earnings
            of subsidiary                                                 1,517,438             (3,688,286)            (3,452,194)
                                                                --------------------  ---------------------  ---------------------

Net Cash From Operating Activities                                        5,304,039              1,011,901              1,011,468

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of available for sale securities                                       -                      -               (199,942)
                                                                --------------------  ---------------------  ---------------------

Net Cash Used By Investing Activities                                             -                      -               (199,942)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing of common stock                                           -                 83,347                 83,346
  Purchase of treasury stock                                             (3,948,946)                     -                      -
  Dividends paid                                                         (1,298,005)              (956,315)            (1,033,597)
                                                                --------------------  ---------------------  ---------------------

Net Cash Used By Financing Activities                                    (5,246,951)              (872,968)              (950,251)
                                                                --------------------  ---------------------  ---------------------

Net Change in Cash and Cash Equivalents                                      57,088                138,933               (138,725)

Cash and Cash Equivalents
  at Beginning of Year                                                      174,106                 35,173                173,898
                                                                --------------------  ---------------------  ---------------------

Cash and Cash Equivalents
  at End of Year                                                $           231,194   $            174,106   $             35,173
                                                                ====================  =====================  =====================



NOTE 17 - STOCK SPLIT

On January 20, 1999, the Company declared a 100% stock dividend in the form of a two-for-one stock split on the Company's outstanding common stock. One additional share of common stock was issued for each share of common stock held by shareholders of record as of the close of business on January 20, 1999. The distribution of new shares began February 10, 1999. The Company has retroactively restated common stock and surplus for all periods presented to reflect this stock split. Par value remained unchanged at $0.30 per share. All reference to the number of shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the stock split for all periods presented.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998


NOTE 18 - REPURCHASE OF COMMON STOCK

In July 2000, the Company repurchased 107,640 shares of its stock for $3,948,946. It is being held as treasury stock and reported at cost at December 31, 2000. The Company is named as a co-defendant in a lawsuit related to the repurchase of the common stock. Management does not feel that any loss will result from the lawsuit.


NOTE 19 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In addition, certain provisions of this statement will permit, at the date of initial adoption, the transfer of any held to maturity security into either the available for sale or trading category and the transfer of any available for sale security into the trading category. Transfers from the held to maturity portfolio at the date of initial adoption will not call into question an entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS Nos. 137 and 138. At this time, the Bank does not hold any derivative instruments or engage in any hedging activities.

In November 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it caries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not believe that SFAS No. 140 will have a material impact on the Bank or its operations.