Form 10-Q
period 2001-03-31
PEOPLES FINANCIAL CORP INC /PA/
filed 2001-05-08
CIK 936948

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark one)
   [X]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 -------------------------------

   [ ]        TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________________ to _______________

                         Commission file number 33-88802
                                                --------------------------------

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

               Ford Street and Fourth Avenue, Ford City, PA 16226
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (724) 763-1221
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates: May 1, 2001
                                                      -----------

         As of May 1, 2001, there were 1,665,412 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX                                                                                                         PAGE
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

              Consolidated Balance Sheets -
              March 31, 2001 (unaudited), December 31, 2000 and March 31, 2000 (unaudited) ................       1

              Consolidated Statements of Income -
              Three months ended March 31, 2001 and 2000 (unaudited) ......................................       2

              Consolidated Statements of Cash Flows -
              Three months ended March 31, 2001 and 2000 (unaudited) ......................................       3

              Notes to Consolidated Financial Statements ..................................................       4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operation ................................................       5

ITEM 2.       Quantitative and Qualitative Disclosure about Market Risk ...................................      14

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings ...........................................................................      15

ITEM 2.       Changes in Securities .......................................................................      15

ITEM 3.       Defaults Upon Senior Securities .............................................................      15

ITEM 4.       Submission of Matters to a Vote of Security Holders .........................................      15

ITEM 5.       Other Information ...........................................................................      15

ITEM 6.       Exhibits and Reports on Form 8-K ............................................................      15

SIGNATURES ................................................................................................      17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                               March 31,                              March 31,
                                                                 2001            December 31            2000
ASSETS                                                       (Unaudited)             2000            (Unaudited)
                                                            ------------        ------------        ------------
  Cash and due from banks                                   $ 19,133,971        $ 14,512,019        $ 16,874,511
  Federal funds sold                                          10,425,000           2,250,000           9,125,000
  Available-for-sale securities                               25,565,583          25,418,773          23,743,945
  Held-to-maturity securities                                 37,433,992          37,463,536          33,077,547
  Federal Home Loan Bank stock, at cost                        1,408,400           1,408,400           1,408,400
  Loans receivable, net                                      213,485,255         213,446,066         201,694,813
  Premises and equipment, net                                  2,948,469           2,879,633           3,067,311
  Other assets                                                 2,624,281           4,100,356           2,665,906
                                                            ------------        ------------        ------------
       Total Assets                                         $313,024,951        $301,478,783        $291,657,433
                                                            ============        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits
       Non-interest bearing                                 $ 31,261,052        $ 29,726,219        $ 29,590,162
       Interest bearing                                      230,128,116         222,287,942         217,437,417
                                                            ------------        ------------        ------------
       Total deposits                                        261,389,168         252,014,161         247,027,579

  FHLB Borrowings                                              5,000,000           5,000,000                   0
  Accrued interest and other liabilities                       9,117,450           8,289,607           8,059,223
                                                            ------------        ------------        ------------
       Total Liabilities                                     275,506,618         265,303,768         255,086,802

STOCKHOLDERS' EQUITY
  Common stock, par value                                        531,916             531,916             531,916
  Surplus                                                      3,832,083           3,832,083           3,832,083
  Retained earnings                                           26,068,158          25,041,232          23,087,598
  Accumulated other comprehensive income                      11,035,122          10,718,730           9,119,034
  Treasury stock                                              (3,948,946)         (3,948,946)                  0
                                                            ------------        ------------        ------------
       Total stockholders' equity                             37,518,333          36,175,015          36,570,631
                                                            ------------        ------------        ------------

       Total Liabilities and Stockholders Equity            $313,024,951        $301,478,783        $291,657,433
                                                            ============        ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                            --------------------------------
Interest Income                                                                2001                   2000
                                                                            ----------            ----------
 Loans                                                                      $4,338,747            $4,014,089
 Investment securities                                                         832,289               774,581
 Interest-bearing deposits                                                      97,493               193,018
 Federal funds sold                                                            118,257               133,996
                                                                            ----------            ----------
         Total interest income                                               5,386,786             5,115,684

Interest Expense
 Deposits                                                                    2,925,686             2,683,313
 FHLB Borrowings                                                                83,147                21,836
                                                                            ----------            ----------
         Total interest expense                                              3,008,833             2,705,149
                                                                            ----------            ----------
Net Interest Income                                                          2,377,953             2,410,535
Provision for Loan Losses                                                       15,000                15,000
                                                                            ----------            ----------
Net Interest Income after Provision for Loan Losses                          2,362,953             2,395,535

Other Income
 Service fees                                                                  108,561               124,429
 Net investment gains                                                          855,875                 8,301
 Other                                                                          28,952                22,744
                                                                            ----------            ----------
                                                                               993,388               155,474
Other Expenses
 Salaries                                                                      464,201               464,412
 Pension and other employee benefits                                           196,877               234,136
 Occupancy expense                                                             249,830               263,315
 Legal and professional                                                         35,094                14,472
 Regulatory fees                                                                20,689                21,475
 Data processing                                                                62,085                40,768
 Other                                                                         453,312               387,774
                                                                            ----------            ----------
                                                                             1,482,088             1,426,352

Income Before Income Taxes                                                   1,874,253             1,124,657

Provision for Income Taxes                                                     564,207               323,737
                                                                            ----------            ----------
Net Income                                                                  $1,310,046            $  800,920
                                                                            ==========            ==========
Net Income per Share of Common Stock                                        $     0.79            $     0.45
                                                                            ==========            ==========
Net Income per Share of Common Stock (fully diluted)                        $     0.79            $     0.45
                                                                            ==========            ==========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                                  1,665,412             1,773,052
                                                                            ==========            ==========


        The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                             -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                            2001                    2000
                                                                             -----------            ------------
Net Income                                                                   $ 1,310,046            $    800,920
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization                                                    132,787                 137,792
Net investment security gains                                                   (855,875)                 (8,301)
Net accretion/amortization of
 premiums and discounts                                                          (13,686)                  2,037
Provision for loan losses                                                         15,000                  15,000
(Gain)/loss on sale/disposal of assets                                              (878)                  1,032
Deferred taxes                                                                       338                       0
Increase (decrease) in cash due to changes in assets and liabilities:
         Other assets                                                          1,473,242                (128,456)
         Accrued interest and other liabilities                                  664,515                 192,522
                                                                             -----------            ------------

     Net Cash From Operating Activities                                        2,725,489               1,012,546

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                         1,188,446                  29,760
  Proceeds from maturities of securities held to maturity                      2,000,000               6,895,000
  Purchase of securities held to maturity                                     (1,956,770)             (7,920,540)
  Net loans made to customers                                                    (58,427)             (5,174,875)
  Purchases of Premises and equipment                                           (202,668)               (215,032)
  Proceeds from disposal of premises and equipment                                   878                       0
                                                                             -----------            ------------

   Net Cash Used By Investing Activities                                         971,459              (6,385,687)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from FHLB Borrowings                                                        0              (8,000,000)
  Net increase in deposits                                                     9,383,124                 958,876
  Dividends paid                                                                (283,120)               (265,958)
                                                                             -----------            ------------
Net Cash From Financing Activities                                             9,100,004              (7,307,082)
                                                                             -----------            ------------

Net Change in Cash and Cash Equivalents                                       12,796,952             (12,680,223)

Cash and Cash Equivalents at Beginning of Period                              16,762,019              38,679,734
                                                                             -----------            ------------

Cash and Cash Equivalents at End of Period                                   $29,558,971            $ 25,999,511
                                                                             ===========            ============

        The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the company or the corporation) and its wholly owned subsidiary, PFC Bank (the bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the corporation's consolidated year-end financial statements, including notes thereto, which are included in the corporation's 2000 Annual Report on Form 10-K. In the opinion of the corporation, the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly the financial position as of March 31, 2001 and 2000, the results of operation for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

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

NOTE D - COMPREHENSIVE INCOME
Total comprehensive income for the three months ended March 31, 2001 and 2000 was $1,626,438 and $(1,839,659), respectively.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the three months ended March 31, 2001, the corporation's total assets increased from December 31, 2000 by $11.5 million resulting primarily from increases of approximately $12.8 million in liquid assets such as cash and due from banks and federal funds sold in addition to slight increases of $0.1 million in fixed assets and $0.1 million in available-for-sale securities. These increases were the result of an increase in deposits and an increase in market values of the available-for-sale security portfolio. These increases are offset slightly by a decrease in other assets of $1.5 million. The corporation's total assets increased over March 31, 2000 by $21.4 million resulting from increases of $11.8 million in net loans, $3.5 million in cash and due from banks and federal funds and investment securities of $6.2 million slightly offset by a decrease in fixed assets and other assets of nearly $0.2 million.

The increase in total liabilities of approximately $10.2 million from December 31, 2000 to March 31, 2001 is primarily attributable to increases in deposits of $9.4 million and other liabilities of $1.6 million partially offset by a decrease in deferred taxes of $0.8 million. The increase in total liabilities of $20.4 million from March 31, 2000 to March 31, 2001 is primarily attributable to increases in deposits of $14.4 million, Federal Home Loan Bank borrowings of $5.0 million, deferred taxes of $0.7 million and other liabilities of $0.3 million.

As of March 31, 2001, PFC Bank, the corporation's wholly owned subsidiary, had a ratio of non-performing and greater than 90 day delinquent loans to total loans of 0.06% as compared to a ratio of 0.17% as of December 31, 2000 and 0.07% at March 31, 2000. Non-performing loan totals at March 31, 2001 were $137,000 that were delinquent more than 90 days or held on non-accrual status as compared to $369,000 and $144,000 at December 31, 2000 and March 31, 2000, respectively. At March 31, 2001, the allowance for possible loan losses was $1,417,000, which represented 0.66% of total loans as compared to 0.66% at December 31, 2000 and 0.68% at March 31, 2000. Non-performing loans totaled 5.09% of the allowance for possible loan losses, as compared to 6.79% at December 31, 2000 and 0.60% at March 31, 2000.

In management's opinion, the allowance for possible loan losses at March 31, 2001 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the three-month period ended March 31, 2001, the corporation recognized net income of $1.3 million, an increase of $0.5 million over the same period in the prior year. This increase is attributable to an increase of $0.8 million in capital gains taken from the sale of available-for-sale securities offset by increases in provisions for federal income tax of $0.2 million and other operating expenses of $0.1 million.

The operating results of the corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the three-month period ended March 31, 2001 was $5.4 million, an increase of nearly $0.3 million from the three-month period ended March 31, 2000. This increase is primarily attributed to a $0.3 million increase in interest on the loan portfolio. Interest expense for the three-month period ended March 31, 2001 was approximately $3.0 million, a $0.3 million increase over the same three-month period ended March 31, 2000. Management attributes this increase primarily to the increase in total interest bearing deposits in addition to an increase in short-term borrowed funds.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the three-month period ended March 31, 2001, PFC Bank recorded $15,000 to the provision for loan losses as compared to $15,000 for the same period in the previous year. Net charge-offs for the three month period ended March 31, 2001 amounted to $10,000 as compared to $10,000 for the three-month period ended March 31, 2000.

Activity in the allowance for loan losses was as follows:

                                     Three-Months              Ended Year Ended
                                    March 31, 2001             December 31, 2000
                                    --------------             -----------------

Balance, beginning of period           $1,412                        $1,378
Provision                                  15                            60
Charge-offs                               (18)                          (45)
Recoveries                                  8                            19
                                       ------                        ------
Balance, end of period                 $1,417                        $1,412
                                       ======                        ======

Other Income

Other income for the three-month period ended March 31, 2001 was approximately $1.0 million, an increase of $0.8 million over the three-month period ended March 31, 2000. This increase is primarily attributable to capital gains from the sale of available-for-sale securities of $0.9 million for the three-month period ended March 31, 2001 as compared with capital gains of $8,000 for the same period of 2000. These net gains were primarily the result of the liquidation of a portion of PFC Bank's stock portfolio.

Other Expenses

Total other expenses increased $56,000 for the three-month period ended March 31, 2001 when compared to the same period in the prior year. This increase was the result of increases in data processing and various other operating expenses of $106,000, offset slightly by decreases in salary and employee benefits of $37,000 and occupancy expenses of $13,000.

Maintaining a focus on operating cost control has become increasingly important and the corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The corporation's provision for income taxes was $564,000 for the three-month period ended March 31, 2001, as compared to $324,000 for the same period ended March 31, 2000. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the corporation, as a separate entity.

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

                                      March 31     December 31       March 31
                                        2001          2000             2000

Leverage Ratio                          9.88%         8.69%            9.88%

Risk-Based Capital                     19.89%        17.72%           19.31%

Tier I Capital                         14.78%        13.11%           15.10%

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

Management estimates that changes in PFC Bank's FDIC assessment rate, resulting from the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact the results of operations net of income taxes. Prior to this enactment, PFC Bank was not required to pay any FDIC assessment. Although the bank is in the minimum assessment bracket, income will be impacted in the amount of $50,000 for the year ended December 31, 2001. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and simplification of forms and disclosures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the corporation's interest rate risk position since December 31, 2000. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the corporation's business activities.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings
Details concerning the civil action filed in the Court of Common Pleas of Armstrong County, Pennsylvania on November 29, 2000 are set forth in the annual report of 10K for December 31, 2000. There have been no material developments in the first quarter of 2001.

ITEM 2.  Changes in Securities
  Not applicable.

ITEM 3.  Defaults Upon Senior Securities
  Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
On March 28, 2001, Peoples Financial Corp., Inc. held its Annual Shareholders's meeting. During the meeting the following Directors were elected: Frank T. Baker, Darl Hetrick, Francis Kane, Timothy P. Reddinger, R.B. Robertson, R.B. Robertson, Jr., J. Jack Sherman, Howard Schreckengost and William H. Toy. In addition, the shareholders ratified the selection of Edwards Sauer & Owens as the independent auditors for the corporation for 2001. The following tables indicate the results of the election of directors and the ratification of independent auditors.

                        Results of Election of Directors

             Name                       Votes For         Votes Withheld
             ----                       ---------         --------------

Frank T. Baker                          1,500,004            1,470

Darl Hetrick                            1,500,004            1,470

Francis E. Kane                         1,500,004            1,470

Timothy P. Reddinger                    1,500,004            1,470

R.B. Robertson                          1,499,999            1,475

R.B. Robertson, Jr.                     1,482,390           19,084

J. Jack Sherman                         1,500,004            1,470

Howard Shreckengost                     1,499,999            1,475

William H. Toy                          1,500,004            1,470


                   Results of Election of Independent Auditors

      Name                   Votes For      Votes Against     Votes Abstaining
      ----                   ---------      -------------     ----------------
Edwards Sauer & Owens        1,492,982            500              7,992

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY


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

         11       Statement re: Computation of Earnings Per Share.
                  (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

  (b)    Reports on Form 8-K

                  The Registrant did note file any current reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     May  4, 2001
      --------------------------------------



                                                   PEOPLES FINANCIAL CORP., INC.
                                                                    (Registrant)



S/R.B. Robertson
--------------------------------------------
R.B. Robertson
President & Chief Executive Officer


S/James L. Kifer
--------------------------------------------
James L. Kifer
Executive Vice President & Asst. Secretary

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