Form 10-Q
period 2001-06-30
PEOPLES FINANCIAL CORP INC /PA/
filed 2001-08-07
CIK 936948

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark one)
   [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      June  30, 2001
                                            ------------------------------------

   [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to
                                            ------------------------------------

              Commission file number          33-88802
                                    --------------------------------------------

                          PEOPLES FINANCIAL CORP., INC.
       -------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                Pennsylvania                              25-1469914
       -------------------------------------------------------------------------
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)

                Ford Street and Fourth Avenue, Ford City, PA 16226
       -------------------------------------------------------------------------
                     (Address of principal executive offices)

                                 (724) 763-1221
       -------------------------------------------------------------------------
                           (Issuer's telephone number)


       -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                                                       ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable dates:   August 1, 2001
                                                      --------------------------

         As of August 1, 2001, there were 1,665,412 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX                                                                                                      PAGE
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

              Consolidated Balance Sheets -
              June 30, 2001 (unaudited), December 31, 2000 and June 30, 2000 (unaudited).................     1

              Consolidated Statements of Income -
              Six months ended June 30, 2001 and 2000 (unaudited)........................................     2

              Consolidated Statements of Income -
              Three months ended June 30, 2001 and 2000 (unaudited)......................................     3

              Consolidated Statements of Cash Flows -
              Six months ended June 30, 2001 and 2000 (unaudited)........................................     4

              Notes to Consolidated Financial Statements.................................................     5

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operation...............................................     7

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk..................................    12

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings..........................................................................    13

ITEM 2.       Changes in Securities......................................................................    13

ITEM 3.       Defaults Upon Senior Securities............................................................    13

ITEM 4.       Submission of Matters to a Vote of Security Holders........................................    13

ITEM 5.       Other Information..........................................................................    13

ITEM 6.       Exhibits and Reports on Form 8-K...........................................................    13

SIGNATURES...............................................................................................    15


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                      June 30,                                  June 30,
                                                                        2001              December 31             2000
                                                                     (Unaudited)             2000              (Unaudited)
                                                                    -------------        --------------       -------------
ASSETS
     Cash and due from banks                                          $ 26,744,840         $ 14,512,019        $  12,330,115
     Federal funds sold                                                  1,975,000            2,250,000            3,900,000
     Available-for-sale securities                                      29,200,791           25,418,773           23,761,720
     Held-to-maturity securities                                        36,486,873           37,463,536           39,478,619
     Federal Home Loan Bank stock, at cost                               1,446,700            1,408,400            1,408,400
     Loans receivable, net                                             217,182,711          213,446,066          206,877,349
     Premises and equipment, net                                         2,880,267            2,879,633            2,955,790
     Other assets                                                        2,470,871            4,100,356            2,545,424
                                                                      ------------         ------------         ------------

          Total Assets                                                $318,388,053         $301,478,783         $293,257,417
                                                                      ============         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                                        $ 31,995,317         $ 29,726,219        $  32,386,091
          Interest bearing                                             232,031,171          222,287,942          216,429,399
                                                                      ------------         ------------         ------------
          Total deposits                                               264,026,488          252,014,161          248,815,490

     FHLB Borrowings                                                     5,000,000            5,000,000                    0
     Accrued interest and other liabilities                              9,432,580            8,289,607            7,276,779
                                                                      ------------         ------------         ------------

          Total Liabilities                                            278,459,068          265,303,768          256,092,269

STOCKHOLDERS' EQUITY
     Common stock, par value                                               531,916              531,916              531,916
     Surplus                                                             3,832,083            3,832,083            3,832,083
     Retained earnings                                                  26,597,415           25,041,232           23,670,383
     Accumulated other comprehensive income                             12,916,517           10,718,730            9,130,766
     Treasury stock                                                    (3,948,946)          (3,948,946)                    0
                                                                      ------------         ------------         ------------
          Total stockholders' equity                                    39,928,985           36,175,015           37,165,148
                                                                      ------------         ------------         ------------

          Total Liabilities and Stockholders Equity                  $ 318,388,053        $ 301,478,783        $ 293,257,417
                                                                     =============        =============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                           Six Months Ended June 30,
                                                                                          2001                  2000
                                                                                      -----------           ------------
Interest income
  Loans                                                                              $  8,768,383            $ 8,180,751
  Investment securities                                                                 1,640,657              1,660,648
  Interest-bearing deposits                                                               247,789                303,879
  Federal funds sold                                                                      221,960                265,196
                                                                                     ------------            -----------
          Total interest income                                                        10,878,789             10,410,474

Interest Expense
  Deposits                                                                              5,818,595              5,387,254
  FHLB borrowings                                                                         166,293                 21,836
                                                                                     ------------            -----------
          Total interest expense                                                        5,984,888              5,409,090
                                                                                     ------------            -----------
Net Interest Income                                                                     4,893,901              5,001,384
Provision for Loan Losses                                                                  30,000                 30,000
                                                                                     ------------            -----------
Net Interest Income after Provision for Loan Losses                                     4,863,901              4,971,384

Other Income
  Service fees                                                                            237,348                253,569
  Net investment gains                                                                  1,077,546                  8,301
  Other                                                                                    55,919                 42,201
                                                                                     ------------            -----------
      Total other income                                                                1,370,813                304,071

Other Expenses
  Salaries                                                                              1,002,148              1,008,116
  Pension and other employee benefits                                                     471,033                453,369
  Occupancy expense                                                                       506,845                550,227
  Legal and professional                                                                   90,526                 65,965
  Regulatory fees                                                                          41,685                 42,889
  Data processing                                                                         117,219                103,267
  Other                                                                                   941,962                774,532
                                                                                     ------------            -----------
      Total other expenses                                                              3,171,418              2,998,365

Income Before Income Taxes                                                              3,063,296              2,277,090

Provision for Income Taxes                                                                924,218                627,427
                                                                                     ------------            -----------
Net Income                                                                           $  2,139,078            $ 1,649,663
                                                                                     ============            ===========
Net Income per Share of Common Stock                                                   $     1.28              $     .93
                                                                                     ============            ===========
Net Income per Share of Common Stock (fully diluted)                                   $     1.28              $     .93
                                                                                     ============            ===========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                                             1,665,412              1,773,052
                                                                                     ============            ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                         Three months Ended June 30,
                                                                                          2001                   2000
                                                                                      ------------           ------------
Interest Income
  Loans                                                                              $  4,429,636            $ 4,166,662
  Investment securities                                                                   808,368                886,067
  Interest-bearing deposits                                                               150,296                110,861
  Federal funds sold                                                                      103,703                131,200
                                                                                     ------------            -----------
          Total interest income                                                         5,492,003              5,294,790

Interest Expense
  Deposits                                                                              2,892,909              2,703,941
  FHLB borrowings                                                                          83,146                      0
                                                                                     ------------            -----------
          Total interest expense                                                        2,976,055              2,703,941
                                                                                     ------------            -----------
Net Interest Income                                                                     2,515,948              2,590,849
Provision for Loan Losses                                                                  15,000                 15,000
                                                                                     ------------            -----------
Net Interest Income after Provision for Loan Losses                                     2,500,948              2,575,849

Other Income
  Service fees                                                                            128,787                129,140
  Net investment gains                                                                    221,671                      0
  Other                                                                                    26,967                 19,457
                                                                                     ------------            -----------
                                                                                          377,425                148,597
Other Expenses
  Salaries                                                                                537,947                543,704
  Pension and other employee benefits                                                     274,156                219,233
  Occupancy expense                                                                       257,015                286,912
  Legal and professional                                                                   55,432                 51,493
  Regulatory fees                                                                          20,996                 21,414
  Data processing                                                                          55,134                 62,499
  Other                                                                                   488,650                386,758
                                                                                     ------------            -----------
                                                                                        1,689,330              1,572,013

Income Before Income Taxes                                                              1,189,043              1,152,433

Provision for Income Taxes                                                                360,011                303,690
                                                                                     ------------            -----------
Net Income                                                                           $    829,032            $   848,743
                                                                                     ============            ===========
Net Income per Share of Common Stock                                                 $       0.50            $      0.48
                                                                                     ============            ===========
Net Income per Share of Common Stock (fully diluted)                                 $       0.50            $      0.48
                                                                                     ============            ===========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                                             1,665,412              1,773,052
                                                                                     ============            ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                       2001                   2000
                                                                                  --------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $2,139,078            $ 1,649,663
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization                                                          268,172                274,993
Net investment security gains                                                       (1,077,546)                (8,301)
Net accretion/amortization of
 premiums and discounts                                                                (24,068)                (9,505)
Provision for loan losses                                                               30,000                 30,000
(Gain)/loss on sale/disposal of assets                                                  57,359                 20,331
Deferred taxes                                                                         (25,694)                     0
Increase (decrease) in cash due to changes in assets and liabilities:
         Other assets                                                                1,623,816                (31,139)
         Accrued interest and other liabilities                                         36,474               (595,964)
                                                                                   -----------            -----------

     Net Cash From Operating Activities                                              3,027,591              1,330,078

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                               1,534,373                 29,760
  Proceeds from maturities of securities held to maturity                            6,000,000              7,895,000
  Purchase of available-for-sale securities                                           (908,865)                     0
  Purchase of securities held to maturity                                           (4,999,270)           (15,310,071)
  Purchase of FHLB stock                                                               (38,300)                     0
  Net loans made to customers                                                       (3,774,754)           (10,375,261)
  Purchases of premises and equipment                                                 (263,145)              (243,996)
  Proceed from disposal of premises and equipment                                      (57,359)                     0
                                                                                   -----------            -----------

   Net Cash Used By Investing Activities                                            (2,507,320)           (18,004,568)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Proceeds from)/repayments of FHLB Borrowings                                              0             (8,000,000)
  Net increase in deposits                                                          12,020,444              2,756,787
  Dividends paid                                                                      (582,894)              (531,916)
                                                                                   -----------            -----------
Net Cash From Financing Activities                                                  11,437,550             (5,775,129)
                                                                                   -----------            -----------

Net Change in Cash and Cash Equivalents                                             11,957,821            (22,449,619)

Cash and Cash Equivalents at Beginning of Period                                    16,762,019             38,679,734
                                                                                   -----------            -----------

Cash and Cash Equivalents at End of Period                                         $28,719,840            $16,230,115
                                                                                   ===========            ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the company or the corporation) and its wholly owned subsidiary, PFC Bank (the bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the corporation's consolidated year-end financial statements, including notes thereto, which are included in the corporation's 2000 Annual Report on Form 10-K. In the opinion of the corporation, the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly the financial position as of June 30, 2001 and 2000, the results of operation for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

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

NOTE D - COMPREHENSIVE INCOME
Total comprehensive income for the six months ended June 30, 2001 and 2000 was $4,336,865 and $(979,184), respectively.

NOTE E - INVESTMENT SECURITIES

Available-for-sale securities consist of the following:


                                                                             June 30, 2001
                                         --------------------------------------------------------------------------------
                                                Amortized           Unrealized         Unrealized            Market
                                                  Cost                 Gains             Losses               Value
                                         --------------------  ------------------ ------------------ --------------------
     Equity securities                         $ 9,630,310         $ 19,597,183        $  (26,702)         $ 29,200,791

                                                                          December 31, 2000
                                         --------------------------------------------------------------------------------
                                                  Amortized           Unrealized        Unrealized             Market
                                                    Cost                Gains              Losses              Value
                                         --------------------  ------------------ ------------------ --------------------
     Equity securities                         $ 9,178,273         $ 16,270,108        $  (29,608)         $ 25,418,773

                                                                              June 30, 2000
                                         --------------------------------------------------------------------------------
                                                  Amortized           Unrealized        Unrealized             Market
                                                    Cost                Gains              Losses               Value
                                         --------------------  ------------------ ------------------ --------------------
     Equity securities                         $ 9,927,227         $ 13,882,215        $  (47,722)         $ 23,761,720


Held-to-maturity securities consist of the following:


                                                                               June 30, 2001
                                         --------------------------------------------------------------------------------
                                                 Amortized           Unrealized         Unrealized              Market
                                                   Cost                 Gains             Losses                Value
                                         --------------------  ------------------ ------------------ --------------------
     U.S. Treasury securities                   $ 18,921,504         $   416,260         $  (5,178)         $ 19,332,586
     U.S. government agencies                     17,445,526             507,220            (4,920)           17,947,826
     State and political subdivisions                119,843               1,407                 0               121,250
                                         --------------------------------------------------------------------------------
                                                $ 36,486,873          $  924,887         $ (10,098)         $ 37,401,662
                                         ================================================================================


                                                                           December 31, 2000
                                         --------------------------------------------------------------------------------
                                                 Amortized            Unrealized        Unrealized              Market
                                                    Cost                Gains              Losses               Value
                                         --------------------  ------------------ ------------------ --------------------

     U.S. Treasury securities                   $ 19,453,858         $   282,739         $  (6,742)         $ 19,729,855
     U.S. government agencies                     17,889,845             324,491           (24,387)           18,189,949
     State and political subdivisions                119,833                 375               (83)              120,125
                                         --------------------------------------------------------------------------------
                                                $ 37,463,536         $   607,605         $ (31,212)         $ 38,039,929
                                         ================================================================================


                                                                              June 30, 2000
                                         --------------------------------------------------------------------------------
                                                 Amortized            Unrealized        Unrealized              Market
                                                    Cost                Gains             Losses                Value
                                         --------------------  ------------------ ------------------ --------------------

     U.S. Treasury securities                   $ 20,952,581          $   62,906        $  (96,573)         $ 20,918,914
     U.S. government agencies                     18,361,215               5,485          (124,662)           18,242,038
     State and political subdivisions                164,823                   0            (3,254)              161,569
                                         --------------------------------------------------------------------------------
                                                $ 39,478,619          $   68,391        $ (224,489)         $ 39,322,521
                                         ================================================================================



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the six months ended June 30, 2001, the corporation's total assets increased from December 31, 2000 by $16.9 million resulting primarily from increases of approximately $12.0 million in liquid assets such as cash and due from banks and federal funds sold in addition to increases of $3.7 million in net loans and $3.8 million in available-for-sale securities. These increases are offset slightly by decreases in other assets of $1.6 million and held-to-maturity securities of $1.0 million. The corporation's total assets increased over June 30, 2000 by $25.1 million resulting from increases of $10.3 million in net loans, $12.5 million in cash and due from banks and federal funds, investment securities of $2.5 million offset by decreases in fixed assets and other assets of $0.1 million.

The increase in total liabilities of approximately $13.2 million from December 31, 2000 to June 30, 2001 is attributable to increases in deposits of $12.0 million, other liabilities of $1.0 million and deferred taxes of $0.1 million. The increase in total liabilities of $22.4 million from June 30, 2000 to June 30, 2001 is primarily attributable to increases in deposits of $15.2 million, Federal Home Loan Bank borrowings of $5.0 million, deferred taxes of $2.0 million and other liabilities of $0.2 million.

As of June 30, 2001, PFC Bank, the corporation's wholly owned subsidiary, had a ratio of non-performing and greater than 90 day delinquent loans to total loans of 0.10% as compared to a ratio of 0.17% as of December 31, 2000 and 0.16% at June 30, 2000. Non-performing loan totals at June 30, 2001 were $224,000 that were delinquent more than 90 days or held on non-accrual status as compared to $369,000 and $334,000 at December 31, 2000 and June 30, 2000, respectively. At June 30, 2001, the allowance for possible loan losses was $1,422,000, which represented 0.65% of total loans as compared to 0.66% at December 31, 2000 and 0.67% at June 30, 2000. Non-performing loans totaled 5.31% of the allowance for possible loan losses, as compared to 6.79% at December 31, 2000 and 3.67% at June 30, 2000.

In management's opinion, the allowance for possible loan losses at June 30, 2001 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the six-month period ended June 30, 2001, the corporation recognized net income of $2.1 million, an increase of $0.5 million over the same period in the prior year. This increase is attributable to an increase of $1.1 million in capital gains taken from the sale of available-for-sale securities offset by increases in provisions for federal income tax of $0.3 million and other operating expenses of $0.2 million and a decrease in net interest income of $0.1 million. Net income for the three-month period ended June 30, 2001 totaled $0.8 million, a decrease of $20,000 compared with the three months ended June 30, 2000.

The operating results of the corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the six-month period ended June 30, 2001 was $10.9 million, an increase of nearly $0.5 million from the six-month period ended June 30, 2000. This increase is primarily attributed to a $0.6 million increase in interest on the loan portfolio slightly offset by a decrease of $0.1 million from interest-bearing deposits with other banks. Interest expense for the six-month period ended June 30, 2001 was approximately $6.0 million, a $0.6 million increase over the same six-month period ended June 30, 2000. Management attributes this increase to the increase in total interest-bearing deposits in addition to an increase in short-term borrowed funds.

For the three-month period ended June 30, 2001, interest income was $5.5 million, a $0.2 million increase as compared to the three-month period ended June 30, 2000. This increase is due to increases in interest on loans of $0.3 million offset slightly by a decrease in interest received from investment securities of $0.1 million. Interest expense for the three-months ended June 30, 2001 of $3.0 million is an increase over the same period in 2000 of $0.3 million due to increases in interest on interest-bearing deposits and short-term borrowings.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the six-month period ended June 30, 2001, PFC Bank recorded $30,000 to the provision for loan losses as compared to $30,000 for the same period in the previous year. Net charge-offs for the six-month period ended June 30, 2001 amounted to $20,000 as compared to $15,000 for the six-month period ended June 30, 2000. For the three-month period ended June 30, 2001, PFC Bank recorded $15,000 to the provision for loan losses as compared to $15,000 for the same period in the previous year. Net charge-offs for the three-month period ended June 30, 2001 amounted to $10,000 as compared to $5,000 for the three-month period ended June 30, 2000.

Activity in the allowance for loan losses was as follows:

                                  Six-Months Ended             Year Ended
                                    June 30, 2001          December 31, 2000
                                --------------------     ---------------------

Balance, beginning of period            $1,412                   $1,378
Provision                                   30                       60
Charge-offs                                (30)                     (45)
Recoveries                                  10                       19
                                        ------                   ------
Balance, end of period                  $1,422                   $1,412
                                        ======                   ======


Other Income

Other income for the six-month period ended June 30, 2001 was approximately $1.4 million, an increase of $1.1 million over the six-month period ended June 30, 2000. This increase is primarily attributable to capital gains from the sale of available-for-sale securities of $1.1 million for the six-month period ended June 30, 2001 as compared with capital gains of $8,000 for the same period of 2000. These net gains were primarily the result of the liquidation of a portion of PFC Service Corporation's stock portfolio. Other income for the three-month period ended June 30, 2001 was $0.4 million, an increase of $0.2 million as compared to the same period in 2000. This increase is due to an increase of $0.2 million in capital gains from the sale of available-for-sale securities.

Other Expenses

Total other expenses increased $173,000 for the six-month period ended June 30, 2001 when compared to the same period in the prior year. This increase was the result of increases in data processing expenses of $14,000, salary and employee benefits of $12,000 and various other operating expenses of $190,000, offset slightly by a decrease in occupancy expenses of $43,000. Other expenses for the three-months ended June 30, 2001 of $1.7 million increased $117,000 over the three-month period ended June 30, 2000. This increase was the result of increases in salaries and employee benefits of $49,000 and $105,000 in various other expenses slightly offset by decreases in occupancy expense of $30,000 and data processing fees of $7,000.

Maintaining a focus on operating cost control has become increasingly important and the corporation has succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

The corporation's provision for income taxes was $924,000 for the six-month period ended June 30, 2001, as compared to $627,000 for the same period ended June 30, 2000. During the three-month period ended June 30, 2001, the corporation incurred a provision for income taxes of $360,000 as compared to $304,000 for the same period the previous year. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the corporation, as a separate entity.

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

Capital Adequacy

PFC Bank is subject to various regulatory capital requirements administered by federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain a minimum leverage ratio and ratios of total capital and Tier I capital to risk-weighted assets. Equity and risk-based capital ratios for the bank exceed these minimums ratios and are as follows:

                                June 30         December 31        June 30
                                  2001             2000              2000
                                --------        -----------        --------

Leverage Ratio                    8.82%            8.69%             10.02%

Risk-Based Capital               20.74%           17.72%             19.34%

Tier I Capital                   14.97%           13.11%             15.18%

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


Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act was signed into law. The Act has a profound impact on the financial services industry.

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



PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings
Details concerning the civil action filed in the Court of Common Pleas of Armstrong County, Pennsylvania on November 29, 2000 are set forth in the annual report of 10K for December 31, 2000. There have been no material developments in the second quarter of 2001.

ITEM 2.  Changes in Securities
Not applicable.

ITEM 3.  Defaults Upon Senior Securities
Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
There was no submission of matters brought to a vote of security holders in the second quarter of 2001.

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

         11       Statement re: Computation of Earnings Per Share.
                  (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

  (b)    Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August  3, 2001
      -----------------------------------


                                              PEOPLES FINANCIAL CORP., INC.
                                                               (Registrant)



S/R.B. Robertson
-----------------------------------------
R.B. Robertson
President & Chief Executive Officer


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