Form 10-Q
period 2001-09-30
PEOPLES FINANCIAL CORP INC /PA/
filed 2001-11-13
CIK 936948

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark one)
     [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended         September 30, 2001
                                                   ----------------------------

     [  ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________________


              Commission file number           33-88802
                                      -------------------------


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

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable dates:    November 1, 2001
                                                     ---------------------------

         As of November 1, 2001, there were 1,665,412 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX

                                                                                                                 PAGE
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

              Consolidated Balance Sheets -
              September 30, 2001 (unaudited), December 31, 2000 and September 30, 2000 (unaudited) ..........     1

              Consolidated Statements of Income -
              Nine months ended September 30, 2001 and 2000 (unaudited) .....................................     2

              Consolidated Statements of Income -
              Three months ended September 30, 2001 and 2000 (unaudited) ....................................     3

              Consolidated Statements of Cash Flows -
              Nine months ended September 30, 2001 and 2000 (unaudited) .....................................     4

              Notes to Consolidated Financial Statements ....................................................     5

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operation ..................................................     7

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk .....................................    12

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings .............................................................................    13

ITEM 2.       Changes in Securities .........................................................................    13

ITEM 3.       Defaults Upon Senior Securities ...............................................................    13

ITEM 4.       Submission of Matters to a Vote of Security Holders ...........................................    13

ITEM 5.       Other Information .............................................................................    13

ITEM 6.       Exhibits and Reports on Form 8-K ..............................................................    13

SIGNATURES ..................................................................................................    15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                    September 30,                             September 30,
                                                                       2001              December 31,             2000
ASSETS                                                              (Unaudited)             2000              (Unaudited)
                                                               -------------------- -------------------- --------------------
     Cash and due from banks                                          $ 15,351,477         $ 14,512,019        $  11,460,805
     Federal funds sold                                                  8,000,000            2,250,000            5,375,000
     Available-for-sale securities                                      27,513,751           25,418,773           25,728,119
     Held-to-maturity securities                                        43,371,157           37,463,536           37,948,716
     Federal Home Loan Bank stock, at cost                               1,408,400            1,446,700            1,408,400
     Loans receivable, net                                             223,893,543          213,446,066          211,571,569
     Premises and equipment, net                                         2,799,641            2,879,633            2,846,570
     Other assets                                                        2,520,253            4,100,356            2,533,231
                                                                     -------------        -------------        -------------
          Total Assets                                               $ 324,896,522        $ 301,478,783        $ 298,872,410
                                                                     =============        =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
          Non-interest bearing                                        $ 30,830,131         $ 29,726,219        $  29,320,582
          Interest bearing                                             240,216,429          222,287,942          221,267,063
                                                                     -------------        -------------        -------------
          Total deposits                                               271,046,560          252,014,161          250,587,645

     FHLB Borrowings                                                     5,000,000            5,000,000            5,000,000
     Accrued interest and other liabilities                              9,100,061            8,289,607            8,114,715
                                                                     -------------        -------------        -------------
          Total Liabilities                                            285,146,621          265,303,768          263,702,360

STOCKHOLDERS' EQUITY
     Common stock, par value                                               531,916              531,916              531,916
     Surplus                                                             3,832,083            3,832,083            3,832,083
     Retained earnings                                                  27,916,053           25,041,232           24,326,408
     Accumulated other comprehensive income                             11,418,795           10,718,730           10,428,589
     Treasury stock                                                     (3,948,946)          (3,948,946)          (3,948,946)
                                                                     -------------        -------------        -------------
          Total stockholders' equity                                    39,749,901           36,175,015           35,170,050
                                                                     -------------        -------------        -------------

          Total Liabilities and Stockholders' Equity                 $ 324,896,522        $ 301,478,783        $ 298,872,410
                                                                     =============        =============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 Nine Months Ended September 30,
Interest Income                                                                      2001                    2000
                                                                               --------------          -------------
  Loans                                                                        $   13,302,023          $  12,510,353
  Investment securities                                                             2,350,666              2,546,610
  Interest-bearing deposits                                                           564,504                371,998
  Federal funds sold                                                                  248,483                362,263
                                                                               --------------          -------------
          Total interest income                                                    16,465,676             15,791,224
Interest Expense
  Deposits                                                                          8,594,513              8,217,913
  FHLB Borrowings                                                                     250,354                 28,742
                                                                               --------------          -------------
          Total interest expense                                                    8,844,867              8,246,655
                                                                               --------------          -------------
Net Interest Income                                                                 7,620,809              7,544,569
Provision for Loan Losses                                                              45,000                 45,000
                                                                               --------------          -------------
Net Interest Income after Provision for Loan Losses                                 7,575,809              7,499,569
Other Income
  Service fees                                                                        362,216                369,083
  Net investment gains                                                              2,154,310                  8,633
  Other                                                                                85,881                 63,885
                                                                               --------------          -------------
          Total other income                                                        2,602,407                441,601
Other Expenses
  Salaries                                                                          1,455,520              1,471,581
  Pension and other employee benefits                                                 725,937                688,786
  Occupancy expense                                                                   751,056                811,749
  PA shares tax                                                                       271,661                251,905
  Data processing                                                                     179,221                161,127
  Other                                                                             1,317,487              1,030,638
                                                                               --------------          -------------
         Total other expenses                                                       4,700,882              4,415,786

Income Before Income Taxes                                                          5,477,334              3,525,384

Provision for Income Taxes                                                          1,686,537                969,885
                                                                               --------------          -------------
Net Income                                                                     $    3,790,797          $   2,555,499
                                                                               ==============          =============
Net Income per Share of Common Stock                                           $         2.28          $        1.47
                                                                               ==============          =============
Net Income per Share of Common Stock (fully diluted)                           $         2.28          $        1.47
                                                                               ==============          =============
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                                         1,665,412              1,737,961
                                                                               ==============          =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                     Three Months Ended September 30,
Interest Income                                                                        2001                  2000
                                                                                    -----------          -----------
  Loans                                                                             $ 4,533,640          $ 4,329,602
  Investment securities                                                                 710,009              885,962
  Interest-bearing deposits                                                             316,715               68,119
  Federal funds sold                                                                     26,523               97,067
                                                                                    -----------          -----------
          Total interest income                                                       5,586,887            5,380,750

Interest Expense
  Deposits                                                                            2,775,918            2,830,660
  FHLB Borrowings                                                                        84,061                6,906
                                                                                    -----------          -----------
          Total interest expense                                                      2,859,979            2,837,566
                                                                                    -----------          -----------
Net Interest Income                                                                   2,726,908            2,543,184

Provision for Loan Losses                                                                15,000               15,000
                                                                                    -----------          -----------
Net Interest Income after Provision for Loan Losses                                   2,711,908            2,528,184

Other Income
  Service fees                                                                          124,868              115,514
  Net investment gains                                                                1,076,764                  332
  Other                                                                                  29,962               21,684
                                                                                    -----------          -----------
          Total other income                                                          1,231,594              137,530
Other Expenses
  Salaries                                                                              453,372              463,465
  Pension and other employee benefits                                                   254,904              235,417
  Occupancy expense                                                                     244,211              261,522
  PA shares tax                                                                          91,948               85,674
  Data processing                                                                        62,002               57,860
  Other                                                                                 423,027              313,482
                                                                                    -----------          -----------
         Total other expenses                                                         1,529,464            1,417,420

Income Before Income Taxes                                                            2,414,038            1,248,294

Provision for Income Taxes                                                              762,319              342,458
                                                                                    -----------          -----------
Net Income                                                                          $ 1,651,719          $   905,836
                                                                                    ===========          ===========
Net Income per Share of Common Stock                                                $      0.99          $      0.54
                                                                                    ===========          ===========
Net Income per Share of Common Stock (fully diluted)                                $      0.99          $      0.54
                                                                                    ===========          ===========
Weighted Average Shares Used in Computing Net Income
  per Share of Common Stock                                                           1,665,412            1,668,922
                                                                                    ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                               2001                         2000
                                                                               ------------                 ------------
  Net Income                                                                   $  3,790,797                 $  2,555,499
  Adjustments to reconcile net cash from operating activities:
  Depreciation and amortization                                                     401,601                      407,073
  Net investment security gains                                                  (2,154,310)                      (8,633)
  Net accretion/amortization of
     premiums and discounts                                                         (34,682)                     (24,269)
  Provision for loan losses                                                          45,000                       45,000
  (Gain)/Loss on sale / disposal of assets                                           57,359                       20,231
  Deferred taxes                                                                    (28,494)                           0
  Increase (decrease) in cash due to changes in assets and liabilities:
         Other assets                                                             1,571,601                     (283,267)
         Accrued interest and other liabilities                                     478,308                     (165,017)
                                                                               ------------                 ------------

     Net Cash From Operating Activities                                           4,127,180                    2,546,617

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                            3,252,859                       29,760
  Proceeds from maturities of securities held to maturity                         9,051,770                    9,440,000
  Purchase of available-for-sale securities                                      (2,133,522)                           0
  Purchase of securities held to maturity                                       (14,924,009)                 (15,310,071)
  Purchase of FHLB stock                                                            (38,300)                           0
  Net loans made to customers                                                   (10,503,273)                 (15,087,709)
  Purchases of premises and equipment                                              (310,428)                    (270,794)
  Proceeds from disposal of premises and equipment                                  (57,359)                           0
                                                                               ------------                 ------------

   Net Cash Used By Investing Activities                                        (15,662,262)                 (21,198,814)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from/(Repayments) of FHLB Borrowings                                           0                   (3,000,000)
  Net increase in deposits                                                       19,040,516                    4,538,942
  Dividends paid                                                                   (915,976)                    (781,727)
  Purchase of treasury stock                                                              0                   (3,948,946)
                                                                               ------------                 ------------
Net Cash From/(Used by) Financing Activities                                     18,124,540                   (3,191,731)
                                                                               ------------                 ------------

Net Change in Cash and Cash Equivalents                                           6,589,458                  (21,843,928)

Cash and Cash Equivalents at Beginning of Period                                 16,762,019                   38,679,733
                                                                               ------------                 ------------

Cash and Cash Equivalents at End of Period                                     $ 23,351,477                 $ 16,835,805
                                                                               ============                 ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., and its wholly owned subsidiary, PFC Bank. They have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. They should be read in conjunction with the corporation's consolidated year-end financial statements, including notes thereto, which are included in our 2000 Annual Report on Form 10-K. We believe the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly our financial position as of September 30, 2001 and 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

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

NOTE D - COMPREHENSIVE INCOME
Total comprehensive income for the nine months ended September 30, 2001 and 2000 was $4,490,862 and $1,224,475, respectively.

NOTE E - INVESTMENT SECURITIES

Available-for-sale securities consist of the following:

                                                                       September 30, 2001
                                                ------------------------------------------------------------------------
                                                  Amortized          Unrealized         Unrealized            Market
                                                     Cost               Gains             Losses               Value
                                                ------------        ------------        ----------          ------------
     Equity securities                          $ 10,212,546        $ 17,324,659        $  (23,454)         $ 27,513,751

                                                                          December 31, 2000
                                                ------------------------------------------------------------------------
                                                  Amortized           Unrealized        Unrealized             Market
                                                    Cost                Gains              Losses              Value
                                                ------------        ------------        ----------          ------------
     Equity securities                           $ 9,178,273        $ 16,270,108        $  (29,608)         $ 25,418,773

                                                                        September 30, 2000
                                                ------------------------------------------------------------------------
                                                  Amortized           Unrealized        Unrealized             Market
                                                    Cost                Gains              Losses               Value
                                                ------------        ------------        ----------          ------------
     Equity securities                           $ 9,927,227        $ 15,840,965        $  (40,073)         $ 25,728,119

Held-to-maturity securities consist of the following:

                                                                       September 30, 2001
                                                ------------------------------------------------------------------------
                                                  Amortized          Unrealized         Unrealized            Market
                                                     Cost               Gains             Losses               Value
                                                ------------        ------------        ----------          ------------

     U.S. Treasury securities                   $ 25,888,582        $    613,734           $      0         $ 26,502,316
     U.S. government agencies                     17,457,727                                      0           18,346,160
                                                                         888,433
     State and political subdivisions                 24,848                                      0               25,257
                                                                             409
                                                ------------------------------------------------------------------------
                                                $ 43,371,157        $  1,502,576           $      0         $ 44,873,733
                                                ========================================================================


                                                                           December 31, 2000
                                                ------------------------------------------------------------------------
                                                 Amortized            Unrealized        Unrealized              Market
                                                    Cost                Gains              Losses               Value
                                                ------------        ------------        ----------          ------------
     U.S. Treasury securities                   $ 19,453,858        $    282,739         $  (6,742)         $ 19,729,855
     U.S. government agencies                     17,889,845                               (24,387)           18,189,949
                                                                         324,491
     State and political subdivisions                119,833                                   (83)              120,125
                                                                             375
                                                ------------------------------------------------------------------------
                                                $ 37,463,536        $    607,605         $ (31,212)         $ 38,039,929
                                                ========================================================================


                                                                        September 30, 2000
                                                ------------------------------------------------------------------------
                                                 Amortized            Unrealized        Unrealized              Market
                                                    Cost                Gains              Losses               Value
                                                ------------        ------------        ----------          ------------

     U.S. Treasury securities                   $ 19,453,415         $   113,353        $  (41,857)         $ 19,524,911
     U.S. government agencies                     18,375,473                                                  18,261,407
                                                                          99,899          (213,965)
     State and political subdivisions                119,828                                                     118,738
                                                                               0            (1,090)
                                                ------------------------------------------------------------------------
                                                $ 37,948,716         $   213,252        $ (256,912)         $ 37,905,056
                                                ========================================================================

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the nine months ended September 30, 2001, our total assets increased from December 31, 2000 by $23.4 million. This was primarily the result of increases of approximately $10.4 million in net loans, $6.7 million in liquid assets such as cash and due from banks and federal funds sold, in addition to increases of $5.9 million in held-to-maturity securities and $2.1 million in available-for-sale securities. These increases were offset slightly by decreases in other assets of $1.7 million. Our total assets increased over September 30, 2000 by $26.0 million, as a result of increases of $12.3 million in net loans, investment securities of $7.2 million and $6.5 million in cash and due from banks and federal funds.

The increase in total liabilities of approximately $19.8 million from December 31, 2000 to September 30, 2001 is attributable to increases in deposits of $19.0 million and other liabilities of $1.5 million slightly offset by a decrease in deferred taxes of $0.7 million. The increase in total liabilities of $21.4 million from September 30, 2000 to September 30, 2001 is primarily attributable to increases in deposits of $20.4 million, deferred taxes of $0.6 million and other liabilities of $0.4 million.

As of September 30, 2001, PFC Bank, our wholly owned subsidiary, had a ratio of non-performing and greater than 90 day delinquent loans to total loans of 0.13% as compared to a ratio of 0.17% as of December 31, 2000 and 0.16% at September 30, 2000. Non-performing loan totals at September 30, 2001 were $294,000 that were delinquent more than 90 days or held on non-accrual status as compared to $369,000 and $350,000 at December 31, 2000 and September 30, 2000, respectively. At September 30, 2001, the allowance for possible loan losses was $1,381,000, which represented 0.61% of total loans as compared to 0.66% at December 31, 2000 and 0.66% at September 30, 2000. Non-performing loans were 3.26% of the allowance for possible loan losses at September 30, 2001, as compared to 6.79% at December 31, 2000 and 9.02% at September 30, 2000.

In management's opinion, the allowance for possible loan losses at September 30, 2001 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

Net Income

For the nine-month period ended September 30, 2001, we recognized net income of nearly $3.8 million. This represents an increase of $1.2 million over the same period in the prior year. This increase is attributable to an increase of $2.1 million in capital gains taken from the sale of available-for-sale securities and a $0.1 million increase in net interest income offset by increases in provisions for federal income tax of $0.7 million and other operating expenses of $0.3 million. Net income for the three-month period ended September 30, 2001 was $1.7 million, an increase of $0.7 million, compared with the three months ended September 30, 2000. This increase is primarily the result of an increase in capital gains taken from the sale of available-for-sale securities of $1.1 million, offset by an increase in provision for federal income taxes of $0.4 million.

Our operating results are largely dependent upon the net income generated by our subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable us to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

Net Interest Income

Interest income for the nine-month period ended September 30, 2001 was $16.5 million, an increase of nearly $0.7 million from the nine-month period ended September 30, 2000. This increase is primarily attributable to a $0.8 million increase in interest on the loan portfolio and an increase of $0.2 million from interest-bearing deposits with other banks, offset by decreases of $0.2 million from interest received from investment securities and $0.1 million from federal funds. Interest expense for the nine-month period ended September 30, 2001 was approximately $8.8 million, a $0.6 million increase over the same nine-month period ended September 30, 2000. Management attributes this increase to the increase in total interest-bearing deposits in addition to an increase in short-term borrowed funds.

For the three-month period ended September 30, 2001, interest income was $5.6 million, a $0.2 million increase, compared to the three-month period ended September 30, 2000. This increase is primarily due to increases in interest on loans of $0.2 million and interest-bearing deposits with other banks of $0.3 million, offset slightly by decreases in interest received from investment securities of $0.2 million and federal funds of $0.1 million. Interest expense for the three-months ended September 30, 2001 of $2.9 million is an increase of $22,000 over the same period in 2000. This increase is primarily due to an increase in interest on FHLB borrowings, offset by a decrease in interest on interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make these evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the nine-month period ended September 30, 2001, PFC Bank recorded $45,000 to the provision for loan losses as compared to $45,000 for the same period in the previous year. Net charge-offs for the nine-month period ended September 30, 2001 were $76,000, compared to $15,000 for the nine-month period ended September 30, 2000. For the three-month period ended September 30, 2001, PFC Bank recorded $15,000 to the provision for loan losses, compared to $15,000 for the same period in the previous year. Net charge-offs for the three-month period ended September 30, 2001 were $61,000, compared to $500 for the three-month period ended September 30, 2000.

Activity in the allowance for loan losses was as follows:

                                         Nine-Months Ended        Year Ended
                                        September 30, 2001     December 31, 2000
                                        ------------------     -----------------

Balance, beginning of period                 $1,412                  $1,378
Provision                                        45                      60
Charge-offs                                     (91)                    (45)
Recoveries                                       15                      19
                                             ------                  ------
Balance, end of period                       $1,381                  $1,412
                                             ======                  ======

Other Income

Other income for the nine-month period ended September 30, 2001 was approximately $2.6 million, an increase of $2.2 million over the nine-month period ended September 30, 2000. This increase is primarily attributable to capital gains from the sale of available-for-sale securities of $2.2 million for the nine-month period ended September 30, 2001, compared with capital gains of $9,000 for the same period of 2000. These net gains were primarily the result of the liquidation of a portion of PFC Service Corporation's stock portfolio. Other income for the three-month period ended September 30, 2001 was $1.2 million, an increase of $1.1 million, compared to the same period in 2000. This increase is due to an increase of $1.1 million in capital gains from the sale of available-for-sale securities.

Other Expenses

Total other expenses increased $285,000 for the nine-month period ended September 30, 2001 when compared to the same period in the prior year. This increase was primarily the result of increases in salary and employee benefits of $21,000, PA shares tax of $20,000, data processing expenses of $18,000 and various other operating expenses of $287,000, offset slightly by a decrease in occupancy expenses of $61,000. Other expenses for the three-months ended September 30, 2001 of $1.5 million increased $112,000 over the three-month period ended September 30, 2000. This increase was primarily the result of increases in salaries and employee benefits of $9,000, PA shares tax of $6,000, data processing fees of $4,000 and $110,000 in various other expenses, slightly offset by decreases in occupancy expense of $17,000.

Maintaining a focus on operating cost control has become increasingly important and we believe we have succeeded in maintaining a relatively stable overhead burden.

Provision for Income Taxes

Our provision for income taxes was $1,687,000 for the nine-month period ended September 30, 2001, compared to $970,000 for the same period ended September 30, 2000. During the three-month period ended September 30, 2001, we incurred a provision for income taxes of $762,000, compared to $342,000 for the same period the previous year. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the corporation, as a separate entity.

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

                              September 30,      December 31,      September 30,
                                  2001              2000               2000
                              -------------      ------------      -------------

Leverage Ratio                   9.00%              8.69%             8.45%

Risk-Based Capital               20.60%            17.72%             17.44%

Tier I Capital                   15.50%            13.11%             12.88%

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

Management estimates that changes in the bank's FDIC assessment rate, resulting from the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact the results of operations net of income taxes. Prior to this enactment, the bank was not required to pay any FDIC assessment. Although the bank is in the minimum assessment bracket, income will be impacted in the amount of $50,000 for the year ended December 31, 2001. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and simplification of forms and disclosures.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the corporation and of the bank. Management cannot predict whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the corporation and the bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the corporation's and the bank's business is particularly susceptible to federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes that the affect of the provisions of the aforementioned legislation on liquidity, capital resources, and results of operation of the corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon liquidity, capital resources, or results of operation, although the general cost of compliance with the numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.

Further, the business of the corporation is also affected by the state of the financial services industry, in general. As a result of legal and industry changes, management expects the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance the bank's competitive position as a community bank.

Forward-Looking Statements

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and similar items.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our interest rate risk position since December 31, 2000. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the corporation's business activities.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings
Details concerning the civil action filed in the Court of Common Pleas of Armstrong County, Pennsylvania on November 29, 2000 are set forth in the annual report of 10K for December 31, 2000. There have been no material developments in the third quarter of 2001.

ITEM 2.  Changes in Securities
 Not applicable.

ITEM 3.  Defaults Upon Senior Securities
 Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
There was no submission of matters brought to a vote of security holders in the third quarter of 2001.

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

        11   Statement re: Computation of Earnings Per Share.
             (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

  (b)   Reports on Form 8-K

             The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 2, 2001
       --------------------



                                 PEOPLES FINANCIAL CORP., INC.
                                                  (Registrant)

                                 /s/ R.B. Robertson
                                 ------------------------------------------
                                 R.B. Robertson
                                 President & Chief Executive Officer


                                 /s/ James L. Kifer
                                 ------------------------------------------
                                 James L. Kifer
                                 Executive Vice President & Asst. Secretary

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