Form 10-K405
period 2001-12-31
PEOPLES FINANCIAL CORP INC /PA/
filed 2002-03-29
CIK 936948

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________TO_____________

                         COMMISSION FILE NUMBER 33-88802

                          PEOPLES FINANCIAL CORP., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  PENNSYLVANIA                              25-1469914
            (State or other jurisdiction of               (I.R.S. Employer
            Incorporation or organization                 Identification No.)

                  323 FORD STREET, FORD CITY, PA                   16226
                  --------------------------------                ------
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

                        None                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $35,607,061 on February 15, 2002

Indicate the number of shares outstanding of the registrant's common stock, as of February 15, 2002. PEOPLES FINANCIAL CORP., INC. COMMON STOCK, PAR VALUE $0.30 PER SHARE: 1,665,412 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the following documents have been incorporated by reference in answer or partial answer to certain Items required herein and are attached hereto as Exhibits:

1) Annual Report to Shareholders, Part I - II.
2) Proxy Statement, Part III.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Peoples Financial Corp, Inc., is a Pennsylvania business corporation, incorporated in June, 1984. Peoples Financial Corp, Inc., was organized as a holding company for Peoples Bank of PA. Peoples Bank of PA, in turn owned approximately 53% of New Bethlehem Bank common stock. Effective April 1, 1995, New Bethlehem Bank merged with and into Peoples Bank of PA and changed its name to PFC Bank.

PFC Bank is a Pennsylvania-chartered banking institution and, as successor to Peoples Bank of PA and New Bethlehem Bank, traces its origins to 1914 and 1895, respectively. The bank offers a full range of banking services through seven banking offices in Pennsylvania, two of which are located in Ford City, two in New Bethlehem, one each in Clarion, Butler and Indiana. As of December 31, 2001, the bank had total assets of $319.8 million and stockholders' equity of $38.2 million. All of PFC Bank's outstanding common stock is owned by PFC.

PFC Service Corporation is a Delaware corporation and a wholly owned subsidiary of the bank. The service corporation was incorporated in Delaware, on May 16, 1997. The primary purpose of the service corporation is to hold equity securities for the bank, which are primarily Pennsylvania bank securities. As of December 31, 2001, the service corporation had total assets of $31.8 million and shareholder's equity of $25.0 million.

PFC entered into an Agreement and Plan of Reorganization, dated as of March 19, 2002 by and among Peoples Financial Corporation, Inc., S & T Bancorp, Inc. and S & T Merger Subsidiary, Inc. Pursuant to which S & T Bancorp and S & T Bank intend to acquire Peoples Financial and PFC Bank. Under the terms of the agreement, PFC shareholders will receive $52.50 in cash for each share of PFC, for an aggregate transaction value of $87.4 million. The transaction is subject to, among other things, regulatory approval and approval of PFC shareholders at the Annual Meeting of Shareholders.

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

EMPLOYEES

As of December 31, 2001, PFC, PFC Bank and PFC Service Corporation had 88 full-time employees and 17 part-time employees.

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

Pursuant to Federal Deposit Insurance Corporation Improvement Act, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. PFC and PFC Bank, at December 31, 2001, qualify as "well capitalized" under these regulatory standards.

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

ITEM 3 - LEGAL PROCEEDINGS

A civil action was filed in the Court of Common Pleas of Armstrong County, Pennsylvania on November 29, 2000 that lists Peoples Financial Corp., Inc. as a co-defendant along with C. Edward Dunmire and National City Bank of Pennsylvania, as co-trustees of the Paul L. Dunmire and S. Esther Dunmire trusts. The plaintiffs, Elmer Snyder, as agent for Thomas A. Snyder, David E. Snyder, Mark A. Snyder, C.H. Snyder, Jr., Dennis C. Snyder, Richard G. Snyder and Sally A. Snyder Smith allege that there was a contract for the sale of 107,640 shares of stock in Peoples Financial Corp., Inc. by the Dunmire Trusts to the plaintiffs. The stock was purchased by Peoples Financial Corp., Inc. from the Dunmire Trusts. Count I of the Complaint is against the Dunmire Trusts for breach of contract. Count II of the Complaint is against Peoples Financial Corp., Inc. for intentional interference with contractual relations. The plaintiffs are seeking lost stock appreciation of $387,504, reimbursable expenses, interest, costs and punitive damages from Peoples Financial Corp., Inc.

There are no other proceedings pending other than routine litigation incidental to the business of the corporation and the bank.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PFC's common stock is held by 389 stockholders of record as of February 15, 2002, and is rarely traded. Management of PFC believes that a small number of securities dealers continue attempts to form a market for the PFC common stock even though there are very few trades recorded. As of February 15, 2002, there were 1,665,412 shares outstanding. PFC paid dividends of $0.15 per share each quarter of 2000 with the addition of a special $0.16 per share dividend paid prior to year-end. A dividend of $0.17 per share was paid in the first quarter 2001, $0.18 per share in the second quarter followed by a $0.20 per share dividend in the third and fourth quarters. An additional special dividend of $0.20 per share was paid prior to year end. Because corporate and banking laws limit the amount of dividends that can be paid generally, there can be no assurance that dividends will be paid in the future and, if paid, the amount of such dividends. See Note 12, Regulatory Matters, in the footnotes to PFC's financial statement attached at Exhibit 13. PFC repurchased 107,640 shares of its common stock on July 12, 2000 at the market price of $36.10 per share to be held as treasury stock.

The following table sets forth quarterly highs and lows of PFC common stock for the years 1999 through 2001. Quotations were received from Elmer Powell and Associates and reflect inter-dealer prices, without retail markup, mark down or commission and may not represent actual transactions.

                                  Common Stock

                               Market Performance

                                  (in dollars)

                    --------------------------------------
                         Qtr.          High         Low
                    --------------------------------------
                        2001
                    --------------------------------------
                          4            42.25       32.30
                          3            37.00       37.00
                          2            37.00       37.00
                          1            37.00       36.00
                    --------------------------------------
                        2000
                    --------------------------------------
                          4            36.50       35.00
                          3            36.50       35.00
                          2            36.69       36.69
                          1            32.63       32.63
                    --------------------------------------
                        1999
                    --------------------------------------
                          4            33.50       32.50
                          3            33.50       32.50
                          2            36.00       32.00
                          1            32.00       30.00
                    --------------------------------------

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

                                                                         Years Ended
                                          ------------------------------------------------------------------------------
 SUMMARY OF OPERATIONS                          12/31/01       12/31/00       12/31/99        12/31/98        12/31/97
                                          ------------------------------------------------------------------------------
   Total interest income                       $  22,113      $  21,262      $  19,148        $  17,355       $  15,571

   Total interest expense                         11,365         11,293          9,765            8,450           7,489

   Net interest income                            10,748          9,969          9,383            8,905           8,082

   Provision for loan losses                          60             60            150              200              80

   Gains on securities                             2,178            999          2,950            3,001           1,065

   Other operating income                            798            585            591              626             870

   Other operating expenses                        6,373          6,252          6,219            6,037           5,934

   Net income                                      5,135          3,787          4,700            4,464           2,997

   Earnings per share                               3.08           2.20           2.66             2.53            1.70

   Earnings per share (fully diluted)               3.08           2.20           2.66             2.53            1.70

   Dividend per share                               0.95           0.76           0.54            0.585           0.565

   Total number of offices                             7              7              7                7               6

AVERAGE BALANCE SHEET TOTALS

   Total assets (1)                              303,084        284,201        259,865          227,803         206,871

   Investment securities (1)                      50,017         48,639         40,390           43,337          41,946

   Loans & leases (net of unearned
       income)                                   220,079        207,626        187,930          163,520         142,663

   Total deposits                                265,987        250,272        232,416          203,096         183,770

   Total borrowings                                4,219          2,508          2,323                -               -

   Stockholders' equity (1)                       27,217         26,520         24,620           21,230          18,505

   Historical number of shares
       outstanding at period end               1,665,412      1,665,412      1,773,052        1,768,694       1,764,336

   Weighted average number of shares
       outstanding                             1,665,412      1,722,467      1,770,151        1,765,792       1,761,126

PERIOD END TOTAL ASSETS (2)                      321,699        301,479        301,715          266,002         240,271


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

FINANCIAL CONDITION

The total assets of PFC at December 31, 2001 were $321.7 million, an increase of $20.2 million, or 6.71% over total assets at December 31, 2000 of $301.5 million. Total assets at December 31, 2000 decreased by $0.2 million or 0.07% over December 31, 1999. The increase in total assets as of December 31, 2001 as compared to December 31, 2000 was comprised primarily of increases of $14.5 million in the loan portfolio, $2.8 million in federal funds sold and $6.3 million in available-for-sale securities partially offset by decreases of $1.5 million in held-to-maturity securities, $1.3 million in other assets and $0.6 million in cash and due from banks.

The decrease in total assets from December 31, 1999 to December 31, 2000 was comprised primarily of decreases in cash and interest-bearing balances with depository institutions of $18.6 million, federal funds sold of $3.3 million and $2.4 million in available-for-sale securities offsetting increases in the loan portfolio of over $16.9 million, $5.4 million in held-to-maturity securities and other assets of $1.8 million.

The total liabilities of PFC at December 31, 2001 were $281.0, an increase of $15.7 million or 5.92% over total liabilities at December 31, 2000 of $265.3 million. The increase in liabilities resulted primarily from increases in interest bearing deposits of $19.4 million, non-interest bearing deposits of $1.1 million and other liabilities of $0.6 million, offset by decreases in short-term borrowed funds of $5.0 million and deferred taxes of $0.4 million.

Total liabilities of PFC increased by $2.3 million from $263.0 million at December 31, 1999 to $265.3 million at December 31, 2000. This increase was due to increases in interest-bearing deposits of $4.6 million and non-interest bearing deposits of $1.3 million offset by decreases in short-term borrowed funds of $3.0 million and deferred taxes of $0.6 million.

NET INCOME

PFC reported net income for the 12 month period ended December 31, 2001 of $5,135,000 as compared to $3,787,000 for the 12 month period ended December 31, 2000, an increase of $1,348,000 or 35.61%. The increase was due to increases of $1,179,000 in capital gains taken from the sale of available-for-sale securities, $779,000 in net interest income and $213,000 in non-interest fee income offset by increases in net operating expenses of $121,000 and an increase of $702,000 in provision for income taxes. PFC reported net income for the year ended December 31, 2000 of $3,787,000 which was a decrease of $914,000 or 19.4% as compared to $4,700,000 reported for the year ended December 31, 1999. This decrease is the result of decreases of $1,951,000 in capital gains taken from the sale of available-for-sale securities and $40,000 in net operating expenses offset by an increase in net interest income of $586,000 and a decrease of $90,000 in provision for loan losses.

Earnings per share, adjusted for the 100% stock dividend in the form of a 2 for 1 stock split effective February 10, 1999 to shareholders of record January 20, 1999, for the 12 month periods ended December 31, 2001, 2000 and 1999 was $3.08, $2.20 and $2.66, respectively.

Because most of the assets and liabilities of banks are monetary in nature, changes in interest rates can have a significant effect on earnings. PFC, through its asset and liability management, positions itself to react and compensate for the volatility of interest rates. See additional analysis of interest rate sensitivity presented on page 25.

INTEREST INCOME AND EXPENSES

Total interest income increased to $22,113,000 in 2001 from $21,262,000 in 2000, an increase of $851,000 or 4.00%. This increase is primarily attributable to increases in interest earned on loans of $1,041,000 and interest-bearing deposits of $47,000 slightly offset by a decrease in interest on investment securities and federal funds sold of $238,000. The average yield on interest-earning assets decreased from 7.34% for the 12 month period ended December 31, 2000 to 7.12% for the 12 month period ended December 31, 2001. The average yield on interest-earning assets increased from 7.01% for the 12 month period ended December 31, 1999 to 7.34% for the 12 month period ended December 31, 2000. The increase in total interest income from 2000 to 2001 results from an increase in average earning assets of $20.8 million. Total average loans increased by $12.5 million along with increases in average interest-bearing deposits of $5.2 million and average investment securities of $3.7 million. These increases were slightly offset by a decrease in average federal funds sold of $0.6 million.

Total interest income increased to $21,262,000 in 2000 from $19,148,000 for the year ended December 31, 1999, an increase of $2,114,000 or 11.04%. The increase in total interest income from 1999 to 2000 results from an increase in earning assets of $16.5 million. Average loans increased by $19.7 million while total average securities, federal funds sold and due from banks decreased by $1.9 million, $1.0 million and $0.3 million, respectively.

Total interest expense increased to $11,365,000 in 2001 from $11,293,000 in 2000, an increase of $72,000, or 0.64%. This increase is the result of an increase of $138,000 in interest on FHLB borrowings partially offset by a decrease of $66,000 in interest on interest-bearing deposits. Total interest expense increased to $11,293,000 in 2000 from $9,765,000 in 1999, an increase of $1,528,000 or 15.65%. The increase is primarily the result of an increase in interest-bearing deposits of $15.0 million for the year ended December 31, 2000. The average rate on interest-bearing liabilities was 4.77% for the 12 months ended December 31, 2001 and 5.08% and 4.71% for the 12 month periods ended December 31, 2000 and 1999, respectively.

Net interest income is the difference between the interest earned on loans and other investments, including dividends received on equity securities, and the interest paid on deposits and other sources of funds. Net interest income for the 12 month period ended December 31, 2001 was $10,748,000 as compared to $9,969,000 for the 12 month period ended December 31, 2000, an increase of $779,000 or 7.81%. Net interest income increased $586,000 or 7.81% in 2000 as compared to $9,383,000 for the year ended December 31, 1999.

PFC obtains a portion of its funds from non-interest bearing deposits. Therefore, the rate paid for all funds is lower than the rate on interest-bearing funds alone. PFC has been able to retain a significant base of inexpensive deposits, which consists of checking and savings accounts. These deposits for the years ended December 31, 2001, 2000 and 1999 comprise approximately 50.09%, 45.52% and 47.61% of total deposits, respectively.

The following tables present the average major asset and liability categories for the 12 month periods ended December 31, 2001, 2000 and 1999 along with interest income and yields. The average balances shown consist of daily average balances (except SFAS No. 115 which is based on quarterly averages). Non-performing loans are included in the average balance and yield calculations.

AVERAGE BALANCE SHEETS & NET INTEREST ANALYSIS FOR 2001
(IN THOUSANDS)

                                                              AVERAGE
SELECTED ASSET CATEGORIES                                     BALANCES         INTEREST         YIELD/RATE
-------------------------                                     --------         --------         ----------
   Interest-earning assets
          Loans & direct lease financing                      $ 220,079       $ 17,911            8.14%
             (net of unearned discount)
          Investment securities                                  67,560          3,435            5.08%
          Federal funds sold                                      6,818            286            4.19%
          Due from banks                                         15,922            481            3.02%
   Non-interest earning assets
          Cash and due from banks                                 3,870            N/A             N/A
          Premises and equipment                                  2,855            N/A             N/A
          Other assets                                            3,108            N/A             N/A


SELECTED LIABILITY CATEGORIES
-----------------------------

   Interest-bearing liabilities
          Demand deposits                                     $  61,408       $  2,100            3.42%
          Savings deposits                                       30,420            898            2.95%
          Time deposits                                         142,300          8,071            5.67%
          Short-term borrowings                                   4,219            296            7.02%
   Non-interest-bearing liabilities
          Demand deposits                                        31,859            N/A            N/A
          Other                                                   6,887            N/A            N/A


Net interest income                                           $  10,748
Net interest margin                                               3.46%
Yield on average interest-earning assets                          7.12%
Rate on average interest-bearing liabilities                      4.77%

AVERAGE BALANCE SHEETS & NET INTEREST ANALYSIS FOR 2000
(IN THOUSANDS)

                                                              AVERAGE
SELECTED ASSET CATEGORIES                                     BALANCES        INTEREST         YIELD/RATE
-------------------------                                     --------        --------         ----------
   Interest-earning assets
             Loans & direct lease financing                   $ 207,626       $ 16,869            8.12%
                (net of unearned discount)
             Investment securities                               63,803          3,495            5.48%
             Federal funds sold                                   7,463            464            6.22%
             Due from banks                                      10,672            434            4.07%
   Non-interest earning assets
             Cash and due from banks                              4,018           N/A             N/A
             Premises and equipment                               2,966           N/A             N/A
             Other assets                                         3,153           N/A             N/A

SELECTED LIABILITY CATEGORIES
-----------------------------

   Interest-bearing liabilities
             Demand deposits                                  $  54,084       $  2,043            3.78%
             Savings deposits                                    29,318            933            3.18%
             Time deposits                                      136,444          8,159            5.98%
             Short-term borrowings                                2,508            158            6.30%
   Non-interest-bearing liabilities
             Demand deposits                                     30,426           N/A              N/A
             Other                                                7,484           N/A              N/A



Net interest income                                            $  9,969
Net interest margin                                               3.44%
Yield on average interest-earning assets                          7.34%
Rate on average interest-bearing liabilities                      5.08%

AVERAGE BALANCE SHEETS & NET INTEREST ANALYSIS FOR 1999
(IN THOUSANDS)

                                                               AVERAGE
SELECTED ASSET CATEGORIES                                     BALANCES        INTEREST        YIELD/RATE
-------------------------                                     --------        --------        ----------
   Interest-earning assets
               Loans & direct lease financing                 $ 187,930       $ 15,317            8.15%
                  (net of unearned discount)
               Investment securities                             65,732          3,045            4.63%
               Federal funds sold                                 8,422            440            5.22%
               Due from banks                                    10,942            346            3.16%
   Non-interest earning assets
               Cash and due from banks                            7,032            N/A             N/A
               Premises and equipment                             3,178            N/A             N/A
               Other assets                                       3,301            N/A             N/A

SELECTED LIABILITY CATEGORIES
-----------------------------

   Interest-bearing liabilities
               Demand deposits                                $  53,634       $   1,969           3.67%
               Savings deposits                                  29,459             936           3.18%
               Time deposits                                    121,766           6,724           5.52%
               Short-term borrowings                              2,323             136           5.85%
   Non-interest-bearing liabilities
               Demand deposits                                   27,557              N/A           N/A
               Other                                             10,877              N/A           N/A

Net interest income                                           $   9,383
Net interest margin                                               3.44%
Yield on average interest-earning assets                          7.01%
Rate on average interest-bearing liabilities                      4.71%

NON-INTEREST INCOME

Non-interest income for the twelve month period ended December 31, 2001 totaled $2,976,000 as compared to $1,584,000 for the same period ended 2000, an increase of $1,392,000 or 87.88%. This increase was primarily due to an increase of $1,179,000 in capital gains taken from the sale of available-for-sale securities. Non-interest income for the year ended December 31, 2000 decreased from the total in 1999 of $3,549,000 by $1,965,000. Changes in the level of non-interest income during 2001 are attributable to increases in net investment gains of $1,179,000 and service fees and miscellaneous income of $213,000. Changes in the level of non-interest income during 2000 are primarily attributable to decreases in investment gains of $1,951,000 and service fees of $14,000.

NON-INTEREST EXPENSES

Non-interest expenses for the twelve month period ended December 31, 2001 totaled $6,373,000 as compared to $6,252,000 for the same period in 2000, an increase of $121,000 or 1.94%. The increase is primarily related to increases in miscellaneous expenses of $297,000 offset by decreases in salaries and employee benefits of $78,000, occupancy expenses of $78,000 and PA Shares Tax of $20,000. Non-interest expense for the twelve month period ended December 31, 2000 registered an increase of $25,000 or 0.4% as compared to the same period in 1999. The increase is primarily the result of increases in occupancy expense of $63,000, salaries and employee benefits of $89,000 and legal and professional fees of $14,000 partially offset by decreases of $64,000 in data processing fees and miscellaneous fees of $77,000.

INVESTMENT SECURITIES

Investments are second only to the loan portfolio when analyzing the source of PFC's earning assets. In addition to generating revenue, securities provide the primary source of liquidity and also serve as collateral for public deposits. PFC historically invests in U.S. Treasury securities, obligations of U.S. government agencies, obligations of state and political subdivisions, selected corporate notes and equity securities of other local and regional financial institutions. PFC accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, which requires PFC to classify investment securities as either held to maturity, available for sale or trading. Management has the ability and intent to hold held-to-maturity securities until maturity. PFC has classified all equity securities as available for sale. Substantially all of these securities are held in PFC Service Corporation, Inc. There are no securities held in PFC's investment portfolio which are considered trading securities. Under SFAS No. 115, PFC is required to adjust the carrying value of its available-for-sale securities to market value. These unrealized gains (losses) are recognized as an increase (decrease) to the carrying value of such securities; the offset of which is an increase (decrease) to PFC's stockholder's equity, adjusted for the deferred income tax effects thereon. For the period ended December 31, 2001, PFC's net unrealized gain on available-for-sale securities was $17.9 million. As of December 31, 2000 the net unrealized gain was $16.2 million.

PFC's investment securities balance for the period ended December 31, 2001 was $69.2 million, a $4.8 million or 7.58% increase compared to the period ended December 31, 2000. This increase is primarily the result of an increase of $6.3 million in available-for-sale securities offset by a decrease of $1.5 million in held-to-maturity securities. The December 31, 2000 securities balance of $64.3 million was an increase of $3.0 million over the same time period in 1999.

Average federal funds sold were $6.8 million and $7.5 million for the years ended December 31, 2001 and 2000, respectively.

The following table summarizes the maturity distribution and itemized breakdown of the investment portfolio as of December 31, 2001.

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES FOR 2001

(IN THOUSANDS AND EXCLUDING SFAS NO. 115)


                                     NO                   WITHIN                  1 TO 5         5 OR MORE
                                  MATURITY     YIELD      1 YEAR    YIELD         YEARS   YIELD     YEARS      YIELD      TOTAL
                                  --------     -----      ------    -----         -----   -----     -----      -----      -----

U.S. Treasuries/Agencies                                  $15,933    5.69%      $20,047    6.06%      $   0        -    $ 35,980
State/Municipal                                                 0                     0                  25     4.65%         25
Other Securities                                                0                     0               2,377     8.64%       2,377
Equity Securities                   $ 12,898    9.17%           0                     0                   0               12,898
                                -------------------------------------------------------------------------------------------------

Totals                              $ 12,898    9.17%    $ 15,933    5.69%      $20,047    6.06%    $ 2,402    8.60%    $ 51,280
                                ============= ======== =========== ======== ============ ======== ========== ======== ===========



SHORT-TERM BORROWINGS

(IN THOUSANDS)

For each period:                     2001      2000        1999
                                     ----      ----        ----

Balance at period end              $    0     $5,000      $8,000
Weighted average interest rate          0       6.30%       5.85%
Maximum amount outstanding          5,000      8,000       8,000
Average amount outstanding          4,219      2,508       2,323

LOANS

As of December 31, 2001, the net loan portfolio of PFC Bank comprised 70.84% of total consolidated assets as compared with 70.80% for the year ending December 31, 2000.

The corporation's total consolidated loans (net of unearned income and the allowance for loan losses) at December 31, 2001, were $227.9 million, an increase of $14.5 million or 6.79% as compared to $213.4 million at December 31, 2000. The December 31, 2000 balance increased $16.9 million or 8.60% over the year ended December 31, 1999. The increase in 2001 was primarily due to increases of $6.7 million in residential property loans, $9.4 million in commercial property loans and $2.4 million loans for construction of real estate. The increase in 2000 was due primarily to an increase in residential loans of $14.9 million.

Traditionally, PFC Bank has been highly dependent on home mortgage lending. While this type of loan comprises a large portion of the loan portfolio, PFC Bank has a wide range of other loans.

The bank offers a variety of loans to individual and corporate customers in Armstrong, Butler, Clarion and Indiana Counties of Pennsylvania, but concentrates lending activities in residential mortgages in these local market areas. These loans comprised approximately 66.25% of PFC Bank's gross loan portfolio as of December 31, 2001. As of that date, the remainder of the portfolio was made up of real estate construction loans comprising loans of 2.01%, commercial mortgages of 18.69%, commercial and agricultural loans of 4.17%, consumer loans of 6.72% and other loans comprising 2.16% of the loan portfolio. Although PFC Bank has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens located in the bank's lending areas, there is no concentration of loans to borrowers engaged in similar economic activities which exceed 10% of the loans at December 31, 2001.

The risks associated with the various types of loans placed by PFC Bank are varied. The practices employed by the bank in addressing these risks constantly evolve in response to economic conditions.

With respect to secured real estate lending, PFC Bank has traditionally placed heavy reliance on collateral value but has tightened its lending policies and is placing more reliance on the borrower's ability to repay. Because the bank's market is comprised largely of outlying but moderately prosperous sections of Pennsylvania, PFC Bank has been somewhat cushioned from the real estate recessions as well as real estate booms, leaving values at very conservative levels through the years. The bank experienced a decrease in non-performing assets from 2000 to 2001 of $119,000 or 23.85% following an increase of $99,000 or 24.75% from 1999 to 2000. Restructured loans decreased by $85,000 or 80.95% while non-accrual loans and loans 90 days or more past-due decreased by $30,000. The tightening of lending policies has not decreased loan demand. In fact, total loans as of December 31, 2001 have increased over the balance at December 31, 2000, by $14.5 million following an increase from 1999 to 2000 of $16.9 million. The bank intends to continue its policy of performing formal credit analysis in support of loan requests.

(IN THOUSANDS AND NET OF UNEARNED INCOME, BUT NOT THE ALLOWANCE FOR LOAN LOSSES)


                                              12/31/01      12/31/00        12/31/99     12/31/98        12/31/97
                                        ---------------------------------------------------------------------------

Commercial, financial, agriculture             $ 9,569       $11,775        $ 11,517       $12,089        $ 17,200
Real estate-construction                         4,597         2,188           2,762         2,439           1,966
Real estate-residential                        151,913       145,198         130,265       110,861          84,708
Real estate-commercial                          42,863        33,461          27,262        22,174          17,514
Consumer                                        15,401        18,630          22,125        24,085          28,646
Other                                           4,950          3,612           3,987         4,294           3,611
                                        --------------- -------------  -------------- -------------  --------------
          TOTALS                             $ 229,293      $214,864        $197,918      $175,942        $153,645
                                        =============== =============  ============== =============  ==============



PERCENT OF LOAN CATEGORIES TO TOTAL LOANS

                                             12/31/01       12/31/00       12/31/99      12/31/98        12/31/97
                                        ---------------------------------------------------------------------------

Commercial, financial, agriculture               4.17%         5.48%           5.82%         6.87%          11.19%
Consumer/Other                                   8.88%        10.35%          13.19%        16.13%          21.00%
Real estate                                     86.95%        84.17%          80.99%        77.00%          67.81%
                                        --------------- -------------  -------------- -------------  --------------
                                               100.00%       100.00%         100.00%       100.00%         100.00%
                                        =============== =============  ============== =============  ==============


MATURITY TABLE AS OF DECEMBER 31, 2001

                                             Due
                                        1 year or less     1-5 years    After 5 years      Totals
                                       --------------------------------------------------------------
Floating rate                                   $  781         $   -           $   -        $  781
Fixed rate                                      10,452        31,508         186,552       228,512
                                        --------------- -------------  -------------- -------------
                                              $ 11,233       $31,508        $186,552      $229,293

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

Based on this information, management concluded that the bank's allowance for loan losses was adequate to provide for known and inherent losses which may exist in the loan portfolio as of December 31, 2001.

The provision for loan losses was $60,000 for the twelve month period ended December 31, 2001 and $60,000 for the same period ended December 31, 2000. The allowance for loan losses was $1,386,000 at December 31, 2001, which was a decrease of $26,000 or 1.84% over the amount at December 31, 2000.

The provision for loan losses of $60,000 for the twelve month period ended December 31, 2000 was a $90,000 decrease compared with the provision of $150,000 for the same period ended December 31, 1999. The allowance for loan losses increased $34,000 from $1,378,000 at December 31, 1999 to $1,412,000 at December 2000.

Management recognizes the need to maintain an adequate reserve to meet the ongoing risks associated with a growing loan portfolio and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio. Net loan charge-offs were $86,000 for the twelve month period ended December 31, 2001 as compared to 2000 and 1999 net charge-offs of $26,000 and $10,000, respectively. The unusual increase in net charge-offs in 1999 was due to a single loan charge-off of $151,000 arising from a successor letter of credit, derived from a letter of credit originally issued in 1985 by past management.

Non-performing assets of $380,000 were 27.42% of the allowance for loan losses at December 31, 2001. Non-performing assets compared to the allowance for loan losses at December 31, 2000 and 1999 were 35.34% and 29.03%, respectively. Non-performing assets consist of loans no longer accruing interest, loans accruing interest past due more than 90 days, restructured loans and other real estate owned (foreclosed assets).

The table on the following page summarizes the loan portfolio and loan charge-offs for the five years ended December 31, 2001.


LOAN LOSS SUMMARY
(IN THOUSANDS)                                                              Years Ended
                                                -----------------------------------------------------------------------
                                                  12/31/01      12/31/00       12/31/99       12/31/98      12/31/97
                                                -----------------------------------------------------------------------
Amount of loans outstanding at end
  of period, net of unearned income and
  net deferred costs                                $229,293      $ 214,864      $197,918       $175,942      $153,645
                                                ============= ============== =============  ============= =============

Daily average amounts of loans                      $226,884      $ 207,626      $187,930       $163,520      $142,663
                                                ============= ============== =============  ============= =============

Allowance for loan losses
  at the beginning of period                        $  1,412      $   1,378      $  1,238       $  1,249      $  1,254
LOANS CHARGED-OFF:

  Commercial, financial, agriculture                      67              2             3            151             4
  Real-estate construction                                 0              0             0              0             0
  Real-estate mortgage                                     2              0             0              0             0
  Consumer                                                36             43            45             95           101
  Leasing and other                                        0              0             0              0             0
                                                ------------- -------------- -------------  ------------- -------------
             TOTALS                                      105             45            48            246           105
Recoveries of loans previously charged-off:
  Commercial, financial, agriculture                       3              4             1              8             8
  Real estate - construction                               0              0             0              0             0
  Real estate - mortgage                                   1              0             0              0             0
  Consumer                                                15             15            37             27            12
  Leasing and other                                        0              0             0              0             0
                                                ------------- -------------- -------------  ------------- -------------
             TOTALS                                       19             19            38             35            20
                                                ------------- -------------- -------------  ------------- -------------

Net loans charged off                               $     86      $      26      $     10       $    211      $     85

Additions to allowance charged
   to operations
                                                          60             60           150            200            80
                                                ------------- -------------- -------------  ------------- -------------
Allowance for loan losses                           $  1,386      $   1,412      $  1,378       $  1,238      $  1,249
                                                ============= ============== =============  ============= =============

Ratio of net charge-offs during period
   to average loans outstanding                        0.04%          0.01%         0.01%          0.13%         0.06%
Ratio of reserves to net loans at end
   of period                                           0.60%          0.66%         0.70%          0.70%         0.81%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

LOAN TYPE

  Commercial. financial, agriculture                $    100      $     184      $    278       $    260      $    421
  Real estate - construction/mortgage
                                                         134            110           122            100           100
  Consumer and other

                                                         100            100           138            180           505
  Not allocated

                                                       1,052          1,018           840            698           223
                                                ------------- -------------- -------------  ------------- -------------
             TOTALS                                 $  1,386      $   1,412      $  1,378       $  1,238      $  1,249
                                                ============= ============== =============  ============= =============

NON-PERFORMING ASSETS

The table below presents non-performing assets in each of the five years ended December 31, 2001. Management is not aware of any significant loans outstanding which are current, but for which there is a serious doubt as to whether the customer can comply with loan repayment terms.

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
(in thousands)

                                                   12/31/01      12/31/00     12/31/99      12/31/98      12/31/97
                                                  --------------------------------------------------------------------

Non-accrual loans                                       $  23        $  96          $  7          $ 93          $ 217
Accruing loans past due 90 days or more                   316          273           226           434            451
Restructured loans                                         20          105           118           133            144
Other real estate                                          21           25            49           229            145
                                                  ------------  -----------  ------------ ------------- --------------
     TOTALS                                             $ 380        $ 499         $ 400         $ 889          $ 957
                                                  ============  ===========  ============ ============= ==============


                                                   12/31/01      12/31/00     12/31/99      12/31/98      12/31/97
                                                  --------------------------------------------------------------------

Interest income which would have been
   recorded under original terms                        $  12        $  10          $  3          $  7          $  26
Interest income recorded during period                      3            5           117            40              4
Commitments to lend additional funds                      N/A          N/A           N/A           N/A            N/A


DEPOSITS

PFC Bank continues to rely upon deposits as its primary source of funds. Deposits consist of interest bearing and non-interest bearing demand deposits, savings deposits and time deposits.

The table below presents average daily deposits and interest rates of time deposits of $100,000 or more for the years ended December 31, 2001, 2000 and 1999.

DEPOSITS
(in thousands)

                                                             Average Amount                        Average Rate
                                              --------------------------------------------------------------------------
                                                    2001         2000         1999       2001        2000       1999
                                              --------------------------------------------------------------------------
Non-interest bearing demand deposits               $31,859      $30,620     $ 27,557       -           -          -
Interest bearing demand deposits                    61,408       54,084       53,634     3.42%      3.78%      3.67%
Savings deposits                                    30,420       29,318       29,459     2.95%      3.18%      3.18%
Time deposits                                      142,300      136,444      121,766     5.67%      5.98%      5.52%
                                              ---------------------------------------
   TOTALS                                         $265,987     $250,466    $ 232,416
                                              =======================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                    2001         2000         1999
                                              ---------------------------------------
Three months or less                               $18,150      $21,601     $ 22,640
Over three through twelve months                    19,974       18,242       20,805
Over 1 year through 5 years                         11,269       10,566        7,424
Over 5 years                                           100          100          100
                                              ---------------------------------------
   TOTALS                                          $49,493      $50,509     $ 50,969
                                              =======================================

PFC's consolidated deposit balance as of December 31, 2001 was $272.6 million, which is a $20.6 million increase over the December 31, 2000 balance of $252.0 million. The December 31, 2000 balance was a $5.9 million increase over the December 31, 1999 balance of $246.1 million. The majority of the deposit growth experienced in 2001 resulted from an increase in money market deposit accounts, while the increase in 2000 occurred in time deposits.

LIQUIDITY

PFC Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective and timely manner.

PFC Bank's principal sources of funds are deposits, scheduled payments and pre-payments of loan principal, maturities and sales of investment securities, short term borrowed funds and other funds provided by operations. While loan payments and maturing investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. In order to meet the cash needs for 2001, PFC Bank maintained an average balance of federal funds sold of $6.8 million for the 12 months ended December 31, 2001, as compared to $7.5 million at December 31, 2000. At December 31, 2001, PFC held $15.9 million of investment securities and $11.2 million of loans maturing in less than one year. PFC Bank has the option to borrow funds from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. At December 31, 2001, the bank had not borrowed any short term funds from FHLB, compared with $5.0 million borrowed at December 31, 2000. The bank also relies on the sale of bank equities as a secondary source of liquidity through the planned taking of capital gains. Management believes that the bank's liquidity position is adequate at the present time.

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

INTEREST SENSITIVITY CUMULATIVE GAP ANALYSIS
(IN THOUSANDS)

                                                                 DECEMBER 31, 2001

                                                  0-3           0-12            0-24           0-5
ASSETS:                                         Months         Months         Months          Years
                                          --------------- -------------- --------------  -------------
Investments Securities                           $ 8,675       $ 17,884       $ 27,360       $ 37,945
Loans                                              8,308         26,791         46,918         98,447
Federal Funds sold                                 5,000          5,000          5,000          5,000
Interest Bearing Depository Balances               9,230          9,230          9,230          9,230
                                          --------------- -------------- --------------  -------------
     Total Earning Assets                       $ 31,213       $ 58,905       $ 88,508       $150,622

LIABILITIES:
Greater than $100,000                           $ 18,151       $ 38,125       $ 43,797       $ 49,393
Less than $100,000                                22,916         60,801         72,249         86,033
                                          --------------- -------------- --------------  -------------
     Total interest-bearing liabilities         $ 41,067       $ 98,926      $ 116,046       $135,426

Cumulative gap                                    (9,854)       (40,021)       (27,538)        15,196
Cumulative gap ratio                               (3.09)        (12.53)         (8.62)          4.76
Rate Sensitive Assets/
         Rate Sensitive Liabilities               76.01%         59.54%         76.27%        111.22%

PEOPLES FINANCIAL CORP., INC.
CHANGES IN INTEREST INCOME/ EXPENSE
(in thousands)

                                                                        DECEMBER 31, 2001 VS. 2000
                                                                           INCREASE/DECREASE DUE
                                                                               TO CHANGE IN
                                                                     ---------------------------------
INTEREST INCOME ON:                                                   VOLUME        RATE         NET
                                                                     -------      -------      -------
     Loans                                                           $ 1,012      $    30      $ 1,042
     Investment securities
                                                                         206         (266)         (60)
     Due from banks                                                      214         (167)          47
     Federal funds sold and securities purchases                         (40)        (138)        (178)
                                                                     -------      -------      -------
             Total interest-earning assets                           $ 1,392      $  (541)     $   851

INTEREST EXPENSE ON:
     Demand deposits                                                 $   278      $    57
                                                                                               $  (221)


     Savings deposits                                                     35          (70)         (35)
     Time deposits                                                       350         (438)         (88)
     Short-term borrowings                                               108           30          138
                                                                     -------      -------      -------
             Total interest-bearing liabilities                      $   771      $  (699)     $    72


                                                                        DECEMBER 31, 2000 VS. 1999
                                                                           INCREASE/DECREASE DUE
                                                                               TO CHANGE IN
                                                                     ---------------------------------
INTEREST INCOME ON:                                                   VOLUME        RATE         NET
                                                                     -------      -------      -------
     Loans                                                           $ 1,605      $   (53)     $ 1,552
     Investment securities                                               (89)         539          450
     Due from banks                                                       (9)          97           88
     Federal funds sold and securities purchases                         (50)          74           24
                                                                     -------      -------      -------
             Total interest-earning assets                           $ 1,457      $   657      $ 2,114

INTEREST EXPENSE ON:

     Demand deposits                                                 $    17      $    57      $    74
     Savings deposits                                                     (4)           1           (3)
     Time deposits                                                       811          624        1,435
     Short-term borrowings                                                11           11           22
                                                                     -------      -------      -------
             Total interest-bearing liabilities                      $   835      $   693      $ 1,528

                                                                        DECEMBER 31, 1999 VS. 1998
                                                                           INCREASE/DECREASE DUE
                                                                               TO CHANGE IN
                                                                     ---------------------------------
INTEREST INCOME ON:                                                  VOLUME        RATE          NET
                                                                     -------      -------      -------
     Loans                                                           $ 2,067      $  (596)     $ 1,471
     Investment securities                                              (212)         239           27
     Due from banks                                                      124          (71)          53
     Federal funds sold and securities purchases                         248           (6)         242
                                                                     -------      -------      -------
             Total interest-earning assets                           $ 2,227      $  (434)     $ 1,793

INTEREST EXPENSE ON:

     Demand deposits                                                 $   172      $    44      $   216
     Savings deposits                                                     42            0           42
     Time deposits                                                     1,184         (263)         921
     Short-term borrowings                                               136            0          136
                                                                     -------      -------      -------
             Total interest-bearing liabilities                      $ 1,534      $  (219)     $ 1,315

CAPITAL RESOURCES

Capital resources are provided by common stock, capital surplus and retained earnings. The objective of management is to emphasize current and future capital needs based upon anticipated growth.

PFC Bank has historically maintained an adequate capital position. The regulations of the FDIC require it to maintain a Leverage Ratio, Tier I Capital to Risk-Weighted Assets Ratio, and a Total Capital to Risk-Weighted Asset Ratio of 3%, 4%, and 8%, respectively. PFC Bank exceeds each of these ratios as shown in the following table representing PFC Bank at December 31, 2001.

                                                     PFC BANK

Leverage Capital Ratio                                 8.47%

Tier I Capital to Risk
Weighted Assets                                       14.35%

Total Capital to Risk
Weighted Assets                                       19.54%


RETURN ON EQUITY AND ASSETS
(not including SFAS No. 115)

                                                12/31/01        12/31/00         12/31/99         12/31/98     12/31/97
                                                ----------     ------------    -------------    ----------     --------
Return on Assets
 (net income divided by avg total assets)         1.69%           1.32%            1.81%            1.96%         1.45%

Return on Equity
  (net income divided by average equity)         19.36%          14.28%           19.09%           21.03%        16.19%

Equity to assets ratio
 (average equity divided by avg total assets)     8.75%           9.25%            9.47%            9.32%         9.15%


ITEM 8 - FINANCIAL STATEMENTS

The financial statements required by this Item are set forth at Exhibit 13, and incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10 -  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The information required by this Item, relating to directors, executive officers, control persons is set forth in the Registrant's Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 2001 through December 31, 2001, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in the Registrant's Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in the Registrant's Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PFC Bank has a policy of granting loans to eligible directors, officers, employees and members of their immediate families. Loans are made in the ordinary course of business and on the same terms, including collateral requirements and interest rates, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collection. The table below sets forth information concerning each loan made by PFC Bank to executive officers, directors and major shareholders, for which a loan balance was outstanding at any time since January 1, 2001.

                                                  LARGEST AMOUNT
                                        DATE OF     OUTSTANDING            BALANCE
NAME                       POSITION      LOAN    SINCE JAN. 1, 2001     DEC. 31, 2001
----                       --------      ----    ------------------     -------------
Timothy P. Reddinger       Secretary    various      $ 873,702            $ 870,777  (1)
Frank T. Baker             Chairman      1998           74,626               70,219
Darl Hetrick               Director     various         81,384               73,950  (2)
James L. Kifer             Exec. V.P.    1998           44,058               37,928
R.B. Robertson             Pres./CEO                    25,000               25,000  (3)
Francis E. Kane            Director      1999           10,520                7,685

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

                                         PEOPLES FINANCIAL CORP., INC.
                                         (Registrant)

March 22, 2002                           By   /S/ R.B. Robertson
                                              ----------------------------
                                              R.B. Robertson
                                              President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                   DATE
---------                           -----                                   ----

/S/ R.B. Robertson                  President/CEO                        March 22, 2002
                                    and Director

/S/ Frank Baker                     Chairman/Director                    March 22, 2002

/S/ Darl Hetrick                    Vice President and Director          March 22, 2002

/S/ Timothy Reddinger               Secretary and Director               March 22, 2002

/S/ William H. Toy                  Director                             March 22, 2002

/S/ R.B. Robertson, Jr.             Director                             March 22, 2002

/S/ Howard H. Shreckengost          Director                             March 22, 2002

/S/ J. Jack Sherman                 Director                             March 22, 2002

/S/ Francis E. Kane                 Director                             March 22, 2002

/S/ James L. Kifer                  Executive Vice President             March 22, 2002
                                    Principal Financial Officer
                                    Principal Accounting Officer

                                  EXHIBIT INDEX
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

                     11 Statement re: Computation of Earnings Per Share. (Refer to Exhibit 13, page 3, Consolidated Statement of Income.)

                     13     Annual Report to Shareholders.

                     21     Subsidiaries of the Registrant.

                     23     Consent of Independent Auditors.

                          PEOPLES FINANCIAL CORP., INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

CONSOLIDATED FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

DECEMBER 31, 2001, 2000 AND 1999

CONTENTS                                                                    PAGE

Independent Auditors' Report.................................................1

Consolidated Balance Sheets..................................................2

Consolidated Statements of Income............................................3

Consolidated Statements of Changes in Stockholders' Equity.................4-5

Consolidated Statements of Cash Flows......................................6-7

Notes to Consolidated Financial Statements................................8-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Peoples Financial Corp., Inc.
New Bethlehem, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Corp., Inc. (the Company) and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Corp., Inc. and subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

<********************Signature********************>

Pittsburgh, Pennsylvania
January 25, 2002

CONSOLIDATED BALANCE SHEETS

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                                      December 31,
                                                            ------------------------------
                                                                2001              2000
                                                            -------------    -------------
ASSETS
    Cash and due from banks                                 $   4,980,367    $   4,759,697
    Interest-bearing deposits in banks                          9,130,085        9,752,322
    Federal funds sold                                          5,000,000        2,250,000
    Available for sale securities                              31,709,475       25,418,773
    Held to maturity securities (market value of
      $37,246,244 and $38,039,929 at
      December 31, 2001 and 2000, respectively)                36,005,350       37,463,536
    Federal Home Loan Bank stock, at cost                       1,446,700        1,408,400
    Loans receivable, net of allowance for loan losses of
    $1,385,976 in 2001 and $1,411,860 in 2000                 227,906,525      213,446,066
    Premises and equipment, net                                 2,702,473        2,879,633
    Other assets                                                2,818,034        4,100,356
                                                            -------------    -------------

    Total Assets                                            $ 321,699,009    $ 301,478,783
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
      Deposits
        Non-interest bearing                                $  30,867,475    $  29,726,219
        Interest bearing                                      241,702,579      222,287,942
                                                            -------------    -------------
        Total deposits                                        272,570,054      252,014,161

      Deferred taxes                                            6,656,755        6,263,558
      Federal Home Loan Bank borrowings                                --        5,000,000
      Accrued interest and other liabilities                    1,788,809        2,026,049
                                                            -------------    -------------
      Total liabilities                                       281,015,618      265,303,768

    Stockholders' Equity
      Common stock; par value $0.30; 5,000,000 shares
        authorized; 1,773,052 shares issued; 1,665,412
        shares outstanding at December 31, 2001 and
        2000, respectively                                        531,916          531,916
      Surplus                                                   3,832,083        3,832,083
      Retained earnings                                        28,593,976       25,041,232
      Accumulated other comprehensive income                   11,674,362       10,718,730
      Treasury stock, at cost; 107,640 shares                  (3,948,946)      (3,948,946)
                                                            -------------    -------------
      Total stockholders' equity                               40,683,391       36,175,015
                                                            -------------    -------------
    Total Liabilities and Stockholders' Equity              $ 321,699,009    $ 301,478,783
                                                            =============    =============

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                  YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                            2001         2000          1999
                                        -----------   -----------   -----------
INTEREST INCOME
    Loans, including fees               $17,910,473   $16,868,996   $15,317,065
    Investment securities                 3,434,501     3,494,790     3,044,541
    Interest-bearing deposits               481,221       433,982       346,267
    Federal funds sold                      286,403       464,461       440,448
                                        -----------   -----------   -----------
    Total interest income                22,112,598    21,262,229    19,148,321

INTEREST EXPENSE
    Deposits                             11,068,620    11,135,279     9,628,790
    Federal Home Loan Bank borrowings       296,127       157,699       136,151
                                        -----------   -----------   -----------
    Total interest expense               11,364,747    11,292,978     9,764,941
                                        -----------   -----------   -----------
NET INTEREST INCOME                      10,747,851     9,969,251     9,383,380

PROVISION FOR LOAN LOSSES                    60,000        60,000       150,000
                                        -----------   -----------   -----------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES            10,687,851     9,909,251     9,233,380

OTHER INCOME
    Service fees                            499,277       496,659       502,659
    Investment security gains             2,177,935       999,002     2,950,489
    Other                                   299,113        88,185        95,801
                                        -----------   -----------   -----------
    Total other income                    2,976,325     1,583,846     3,548,949

OTHER EXPENSES
    Salaries                              2,185,719     2,090,856     2,135,263
    Pension and other employee benefits     746,926       920,271       787,069
    Occupancy expense                       983,613     1,061,092       997,536
    Data processing                         233,132       237,634       301,895
    Pennsylvania bank shares tax            317,709       337,578       294,616
    Other                                 1,905,773     1,604,934     1,710,128
                                        -----------   -----------   -----------

    Total other expenses                  6,372,872     6,252,365     6,226,507
                                        -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                7,291,304     5,240,732     6,555,822

PROVISION FOR INCOME TAXES                2,156,419     1,454,131     1,855,635
                                        -----------   -----------   -----------

NET INCOME                              $ 5,134,885   $ 3,786,601   $ 4,700,187
                                        ===========   ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE    $      3.08   $      2.20   $      2.66
                                        ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                           ACCUMULATED
                                                                                              Other
                                                     Common                    Retained   Comprehensive   Treasury
                                                     Stock        Surplus      Earnings       Income        Stock        Total
                                                   -----------  ------------ ------------  ------------  -----------  ------------

BALANCE AT DECEMBER 31, 1998                       $   530,608  $  3,750,044 $ 18,808,764  $ 17,484,705  $        --  $ 40,574,121

   Comprehensive Income
     Net income                                             --            --    4,700,187            --           --     4,700,187
     Other comprehensive income, net of tax:
       Changes in net unrealized holding
         gains (losses) on available for sale
         securities, net of deferred
         income tax benefit of $2,953,185                   --            --           --    (5,732,653)          --    (5,732,653)
       Change in minimum pension liability, net of
         deferred income tax of $66,653                     --            --           --       129,384           --       129,384
       Reclassification adjustment due to
         sale of securities, net of deferred
         income tax benefit of $62,757                      --            --           --      (121,823)          --      (121,823)
                                                                                                                      ------------

     Total Comprehensive Income                                                                                         (1,024,905)

   Sale of 2,179 shares of common stock                  1,308        82,039           --            --           --        83,347
   Cash dividends, $0.54 per share                          --            --     (956,315)           --           --      (956,315)
                                                   -----------  ------------ ------------  ------------  -----------  ------------

BALANCE AT DECEMBER 31, 1999                           531,916     3,832,083   22,552,636    11,759,613           --    38,676,248

   Comprehensive Income
     Net income                                             --            --    3,786,601            --           --     3,786,601
     Other comprehensive income, net of tax:
       Changes in net unrealized holding
        gains (losses) on available for sale
        securities, net of deferred
        income tax benefit of $868,857                      --            --           --    (1,686,604)          --    (1,686,604)
       Reclassification adjustment due to
         sale of securities, net of deferred
         income tax of $332,644                             --            --           --       645,721           --       645,721
                                                                                                                      ------------

     Total Comprehensive Income                             --            --           --            --           --     2,745,718

   Treasury stock purchase of 107,640 shares                --            --           --            --   (3,948,946)   (3,948,946)

   Cash dividends, $0.76 per share                          --            --   (1,298,005)           --           --    (1,298,005)
                                                   -----------  ------------ ------------  ------------  -----------  ------------

Balance at December 31, 2000                       $   531,916  $  3,832,083 $ 25,041,232  $ 10,718,730  $(3,948,946) $ 36,175,015

                      The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                                           ACCUMULATED
                                                                                              Other
                                                     Common                    Retained   Comprehensive   Treasury
                                                     Stock        Surplus      Earnings       Income        Stock        Total
                                                   -----------  ------------ ------------  ------------  -----------  ------------

BALANCE AT DECEMBER 31, 2000                       $   531,916  $  3,832,083 $ 25,041,232  $ 10,718,730  $(3,948,946) $ 36,175,015

   Comprehensive Income
     Net income                                                                 5,134,885                                5,134,885
     Other comprehensive income, net of tax:
       Changes in net unrealized holding
       gains (losses) on available for sale
       securities, net of deferred income
       tax benefit of $182,317                                                                 (353,910)                  (353,910)
       Reclassification adjustment due to
         sale of securities, net of deferred
         income tax of $740,260                                                               1,436,975                  1,436,975
       Change in minimum pension liability,
         net of deferred income tax benefit
         of $65,647                                                                            (127,433)                  (127,433)
                                                                                                                      ------------

     Total Comprehensive Income                                                                                          6,090,517

   Cash dividends, $0.95 per share                                             (1,582,141)                              (1,582,141)
                                                   -----------  ------------ ------------  ------------  -----------  ------------

Balance at December 31, 2001                       $   531,916  $  3,832,083 $ 28,593,976  $ 11,674,362  $(3,948,946) $ 40,683,391
                                                   ===========  ============ ============  ============  ===========  ============


                      The accompanying notes are an integral part of these consolidated financial statements

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                           YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2001            2000            1999
                                                ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                  $  5,134,885    $  3,786,601    $  4,700,187
    Adjustments to reconcile net cash from
      operating activities:
        Depreciation and amortization                522,472         537,248         618,762
        Net amortization (accretion) of
           premiums and discounts                    (41,972)        (39,088)         31,202
        Investment security gains                 (2,177,935)       (999,002)     (2,950,489)
        Provision for loan losses                     60,000          60,000         150,000
        Net loss (gain) on disposal of
           premises and equipment                     57,359            (100)         16,957
        Net loss on disposal of foreclosed
           assets                                         --          34,113          24,632
        Reinvestment of stock dividends                   --              --         (52,854)
        Deferred taxes                               (99,099)        (90,260)       (150,240)
        Increase (decrease) in cash due to
           changes in assets and liabilities:
             Other assets                          1,639,498      (1,788,581)         64,990
             Accrued interest and
               other liabilities                    (798,831)       (127,859)         61,264
                                                ------------    ------------    ------------

    NET CASH FROM OPERATING ACTIVITIES             4,296,377       1,373,072       2,514,411

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of
      available for sale securities                3,304,484       1,769,083       3,696,243
    Proceeds from maturities of
      held to maturity securities                 17,519,976       9,940,000       8,880,000
    Purchase of available for sale
      securities                                  (5,776,943)             --              --
    Purchase of held to maturity securities      (16,019,118)    (15,310,072)     (8,304,107)
    Purchases of Federal Home Loan
      Bank stock                                     (38,300)             --        (566,900)
    Net loans made to customers                  (14,534,084)    (16,980,640)    (22,008,417)
    Proceeds from disposal of
      premises and equipment                          13,361             100          76,174
    Purchases of premises and equipment             (399,189)       (437,764)       (365,054)
                                                ------------    ------------    ------------
    NET CASH USED BY
      INVESTING ACTIVITIES                      $(15,929,813)   $(21,019,293)   $(18,592,061)


       The accompanying notes are an integral part of these consolidated financial statements

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

                                                           YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2001            2000            1999
                                                ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                    $ 20,564,010    $  5,975,458    $ 32,720,274
    Proceeds from Federal Home Loan
      Bank borrowings                                     --              --       8,000,000
    Repayments of Federal Home Loan
      Bank borrowings                             (5,000,000)     (3,000,000)             --
    Proceeds from issuing common stock                    --              --          83,347
    Purchases of treasury stock                           --      (3,948,946)             --
    Dividends paid                                (1,582,141)     (1,298,005)       (956,315)
                                                ------------    ------------    ------------
    NET CASH FROM (USED BY)
      FINANCING ACTIVITIES                        13,981,869      (2,271,493)     39,847,306
                                                ------------    ------------    ------------
NET CHANGE IN CASH AND
    CASH EQUIVALENTS                               2,348,433     (21,917,714)     23,769,656

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                          16,762,019      38,679,733      14,910,077
                                                ------------    ------------    ------------
CASH AND CASH EQUIVALENTS
    AT END OF YEAR                              $ 19,110,452    $ 16,762,019    $ 38,679,733
                                                ============    ============    ============

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
      Interest                                  $ 11,679,636    $ 11,204,968    $  9,683,375

      Income taxes                              $  2,197,640    $  1,412,000    $  1,862,837

NON-CASH INVESTING AND FINANCING TRANSACTIONS
    Recorded unrealized gains on securities
      available for sale at December 31         $ 17,881,508    $ 16,240,500    $ 17,817,596

    Deferred income taxes on recorded
      net unrealized gains on securities
      available for sale at December 31         $  6,079,713    $  5,521,770    $  6,057,983

    Loans transferred to foreclosed assets
      during the year                           $     57,015    $     31,305    $     59,793

       The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.

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

ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was $158,771, $167,998 and $156,099 for the years ended December 31, 2001, 2000 and
1999, respectively.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



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

EARNINGS PER SHARE: Earnings per share are calculated using the weighted-average number of shares outstanding, which also equals basic and diluted per share calculations. The weighted average shares outstanding, giving retroactive effect to the stock dividend discussed in Note 17, were 1,665,412, 1,722,467 and 1,770,151 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

NOTE 2 - INVESTMENT SECURITIES

Available for sale securities consist of the following:

                                                 DECEMBER 31, 2001
                       --------------------------------------------------------------------------
                                               GROSS              GROSS
                          AMORTIZED          UNREALIZED         UNREALIZED           MARKET
                             COST              GAINS              LOSSES             VALUE
                       -----------------  -----------------  -----------------  -----------------
Equity securities      $     13,827,967  $      17,945,164  $         (63,656) $   $  31,709,475

                                                 DECEMBER 31, 2000
                       --------------------------------------------------------------------------
                                               GROSS              GROSS

                          AMORTIZED          UNREALIZED         UNREALIZED           MARKET
                             COST              GAINS              LOSSES             VALUE
                       -----------------  -----------------  -----------------  -----------------

Equity securities      $      9,178,273  $      16,270,108  $         (29,608) $   $  25,418,773

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

Held to maturity securities consist of the following:

                                                 DECEMBER 31, 2001
                       --------------------------------------------------------------------------
                                               GROSS              GROSS
                          AMORTIZED          UNREALIZED         UNREALIZED           MARKET
                             COST              GAINS              LOSSES             VALUE
                       -----------------  -----------------  -----------------  -----------------
U.S. Treasury
  securities           $     18,510,570  $         478,626  $            (926) $      18,988,270
Obligations of U.S.
  government
  agencies                   17,469,928            762,801                (20)        18,232,709
Obligations of state
  and political sub-
  divisions                      24,852                413                  -             25,265
                       -----------------  -----------------  -----------------  -----------------

                       $     36,005,350  $       1,241,840  $            (946) $      37,246,244
                       =================  =================  =================  =================


                                                DECEMBER 31, 2000
                       --------------------------------------------------------------------------
                                               GROSS              GROSS
                          AMORTIZED          UNREALIZED         UNREALIZED           MARKET
                             COST              GAINS              LOSSES             VALUE
                       -----------------  -----------------  -----------------  -----------------

U.S. Treasury
  securities           $     19,453,858  $         282,739  $          (6,742) $   $  19,729,855
Obligations of U.S.
  government
  agencies                   17,889,845            324,491            (24,387)        18,189,949
Obligations of state
  and political sub-
  divisions                     119,833                375                (83)           120,125
                       -----------------  -----------------  -----------------  -----------------

                       $     37,463,536  $         607,605  $         (31,212) $   $  38,039,929
                       =================  =================  =================  =================

Gross realized gains on sales of available for sale securities were $2,607,963, $1,327,902 and $3,199,903 in 2001, 2000 and 1999, respectively. The gains are reduced by previously recognized appreciation which occurred as a result of a merger of $430,728, $329,232 and $281,732 in 2001, 2000 and 1999, respectively.
Additional net gains of $700, $332 and $32,318 in 2001, 2000 and 1999, respectively, were recognized for previous write-downs of held to maturity securities resulting from the merger.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated market value of held to maturity securities at December 31, 2001, by contractual maturity, are shown below. Available for sale securities do not have a contractual maturity date as they consist of equity securities. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

                                               AMORTIZED COST     MARKET VALUE
                                               -------------    -------------

Available for Sale Securities                  $  13,827,967    $  31,709,475
                                               =============    =============
Held to Maturity Securities
  Due in one year or less                      $  15,948,838    $  16,174,590
  Due after one year through five years           20,046,569       21,046,389
  Due after five years through ten years              24,852           25,265
                                               -------------    -------------

                                                  36,020,259       37,246,244
  Step-down due to merger                            (14,909)              --
                                               -------------    -------------

                                               $  36,005,350    $  37,246,244
                                               =============    =============

As a member of the Federal Home Loan Bank of Pittsburgh (FHLB), the Bank is required to maintain a minimum amount of FHLB stock. The minimum amount is calculated based on the level of the Bank's assets, residential real estate loans, and FHLB advances. At December 31, 2001 and 2000, the Bank held $1,446,700 and $1,408,400, respectively, of FHLB stock.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The primary classifications of loans as of December 31 are as follows:

                                                     2001             2000
                                               -------------    -------------

Mortgage                                       $ 199,372,873    $ 180,847,383
Installment and consumer                          15,331,627       18,585,073
Commercial                                         9,569,488       11,775,001
Other                                              4,949,852        3,612,136
                                               -------------    -------------

                                                 229,223,840      214,819,593

  Unearned discounts                                  (1,606)          (5,800)
  Net deferred loan origination costs                 70,267           44,133
  Allowance for loan losses                       (1,385,976)      (1,411,860)
                                               -------------    -------------

                                               $ 227,906,525    $ 213,446,066
                                               =============    =============

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Changes in the allowance for loan losses for the years ended December 31 were as follows:


                                       2001           2000           1999
                                   -----------    -----------    -----------
Balance, beginning of year         $ 1,411,860    $ 1,378,369    $ 1,238,232
Provision charged to operations         60,000         60,000        150,000
Loans charged off                     (105,088)       (45,127)       (48,442)
Recoveries                              19,204         18,618         38,579
                                   -----------    -----------    -----------

Balance, end of year               $ 1,385,976    $ 1,411,860    $ 1,378,369
                                   ===========    ===========    ===========

At December 31, 2001 and 2000, the total recorded investment in impaired loans amounted to approximately $23,000 and $27,200, respectively. All impaired loans were on non-accrual status as of December 31, 2001 and 2000. The allowance for loan losses related to impaired loans amounted to approximately $6,800 and $16,700 at December 31, 2001 and 2000, respectively.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment, which are stated at cost, as of December 31 are as follows:

                                                        2001             2000
                                               -------------    -------------
Land                                           $     376,004    $     371,554
Buildings and improvements                         3,508,493        3,508,399
Furniture and equipment                            4,486,659        4,847,854
                                               -------------    -------------
                                                   8,371,156        8,727,807

Less:  Accumulated depreciation                    5,668,683        5,848,174
                                               -------------    -------------
                                               $   2,702,473    $   2,879,633
                                               =============    =============

Depreciation expense was $505,629, $546,680 and $590,385 for 2001, 2000 and
1999, respectively.

NOTE 5 - PLEDGED ASSETS

The carrying values of assets pledged to qualify for fiduciary powers, to secure public monies as required by law and for other purposes at December 31 are as follows:

                                                        2001             2000
                                               -------------    -------------
U.S. Treasury securities                       $  18,525,479    $  16,419,881
Obligations of U.S. government agencies           16,469,908       17,889,845
Obligations of state and political
sub-divisions                                         24,852          119,833
                                               -------------    -------------
                                               $  35,020,239    $  34,429,559
                                               =============    =============

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 6 - DEPOSITS

The maturities of time deposits over the next five years and thereafter as of December 31, 2001 are as follows:

                                                       AMOUNT      PERCENT
                                                   --------------- ---------

Within one year                                   $    98,926,148      72.7  %
One to two years                                       17,020,253      12.5
Two to three years                                      7,788,700       5.7
Three to four years                                     8,127,482       6.0
Four to five years                                      3,563,545       2.6
Over five years                                           624,027       0.5
                                                   --------------- ---------

                                                  $   136,050,155     100.0  %
                                                   =============== =========

NOTE 7 - INCOME TAXES

The provision for income taxes for the years ended December 31 consists of:

                                          2001           2000           1999
                                   -----------    -----------    -----------

Currently payable                  $ 2,109,069    $ 1,432,453    $ 1,976,719
Deferred tax expense (benefit)          47,350         21,678       (121,084)
                                   -----------    -----------    -----------

                                   $ 2,156,419    $ 1,454,131    $ 1,855,635
                                   ===========    ===========    ===========

The significant components of temporary differences as of December 31 are as follows:


                               2001         2000        1999
                            ---------    ---------    ---------
Provision for loan losses   $   8,801    $ (11,387)   $ (47,647)
Depreciation                  (54,274)     (79,694)     (96,012)
Employee benefits                  --       42,519       (1,422)
Other                          92,823       70,240       23,997
                            ---------    ---------    ---------

  Total                     $  47,350    $  21,678    $(121,084)
                            =========    =========    =========

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 7 - INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before income taxes for the years ended December 31 is as follows:

                                                  PERCENTAGE OF PRE-TAX INCOME
                                           -----------------------------------------
                                              2001            2000           1999
                                           -----------    -----------    -----------

Provision at statutory rate                       34.0 %         34.0 %         34.0 %
Effect of tax-exempt income                       (0.3)          (1.6)          (1.6)
Dividend received deduction                       (3.0)          (5.1)          (3.9)
Other                                             (1.0)           0.4           (0.2)
                                           -----------    -----------    -----------

Actual tax expense and effective rate             29.7 %         27.7 %         28.3 %
                                           ===========    ===========    ===========

The significant components of the Bank's deferred tax assets and liabilities recorded on the balance sheet as of December 31 are as follows:

                                      2001                                  2000
                       ------------------------------------  ------------------------------------
                                  DEFERRED TAX                          DEFERRED TAX
                       ------------------------------------  ------------------------------------
                            ASSETS          LIABILITIES           ASSETS          LIABILITIES
                       -----------------  -----------------  -----------------  -----------------

Provision for loan
  losses               $        306,905   $              -  $         315,706   $              -
Pension expense                       -             33,429                  -             34,644
Pension liability                65,647                  -                                     -
Unrealized gains                      -          6,079,713                  -          5,521,770
Merger adjustment to

  market value                        -            835,250                  -            981,699
Other                            42,091            123,006             65,102            106,253
                       -----------------  -----------------  -----------------  -----------------

                       $        414,643   $      7,071,398  $         380,808   $      6,644,366
                       =================  =================  =================  =================


NOTE 8 - FEDERAL HOME LOAN BANK BORROWINGS

At December 31, 2001, the Bank did not have any advances outstanding from the FHLB. The Bank has access to FHLB borrowings in the amount of $139 million. However, such borrowings would require additional holdings of FHLB stock.

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

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

The following table summarizes financial data for the plans as of December 31:

                                               2001           2000           1999
                                           -----------    -----------    -----------
Change in Projected Benefit Obligation:
  Beginning of year benefit obligation     $ 2,144,035    $ 2,168,777    $ 1,962,727
  Service cost                                 105,662        117,342        115,881
  Interest cost                                150,333        154,269        132,866
  Plan adoption                                     --             --        143,966
  Net actuarial (gain) loss                    344,242        (58,941)       (63,787)
  Benefits paid to participants               (199,841)      (237,412)      (122,876)
                                           -----------    -----------    -----------

   End of year benefit obligation          $ 2,544,431    $ 2,144,035    $ 2,168,777
                                           ===========    ===========    ===========

Change in the Fair Value of Plan Assets:
  Beginning of year plan assets,
    at fair value                          $ 1,848,257    $ 1,861,739    $ 1,571,422
  Actual return on plan assets                (186,900)         4,860        184,042
  Employer contributions                       297,548        219,070        229,151
  Benefits paid to participants               (199,841)      (237,412)      (122,876)
                                           -----------    -----------    -----------

   End of year plan assets at fair value   $ 1,759,064    $ 1,848,257    $ 1,861,739
                                           ===========    ===========    ===========

Accrued Pension Expense:
  Funded status (projected benefit
    obligation less plan assets at
    fair value)                            $  (785,367)   $  (295,778)   $  (307,038)
  Unamortized transition amount                 71,170         76,558         81,946
  Unrecognized net actuarial loss            1,297,310        603,014        521,487
  Additional minimum pension
    liability adjustment                      (613,942)       (52,351)      (130,878)
  Unamortized prior service benefit           (390,134)      (396,223)      (323,361)
                                           -----------    -----------    -----------
   Accrued pension expense                 $  (420,963)   $   (64,780)   $  (157,844)
                                           ===========    ===========    ===========

Prepaid benefit expenses were $0 and $90,162 for December 31, 2001 and 2000, respectively. Accrued pension expenses were $420,963 and $154,942 as of December 31, 2001 and 2000, respectively.

Associated with the Company's additional minimum pension liabilities, the Company recorded an intangible asset for $420,862 and comprehensive income includes $127,433 (net of deferred taxes of $65,647) for 2001. For 2000, an intangible asset was recorded for $52,351.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 9 - EMPLOYEE RETIREMENT PLANS (CONTINUED)

Net periodic pension expense included the following components for the years ended December 31:

                                              2001            2000           1999
                                           -----------    -----------    -----------
Service cost - benefits earned
  during the period                        $   105,662    $   117,342    $   115,881
Interest cost on projected benefit
  obligation                                   150,333        154,269        132,866
Net amortization (deferral)                   (294,370)       (62,218)        97,701
Actual loss (gain) on plan assets              186,900         (4,860)      (184,042)
                                           -----------    -----------    -----------

  Net periodic pension expense             $   148,525    $   204,533    $   162,406
                                           ===========    ===========    ===========

The projected benefit obligation for the qualified plan was determined using an assumed discount rate of 7.0% for 2001 and 7.5% for both 2000 and 1999 and an expected rate of increase in compensation of 5.0% for 2001 and 4.0% for both 2000 and 1999. The assumed rate of return on the qualified plan's investments was 8.0% for each year. The assumed discount rate for the non-qualified plan was 6.5% for both 2001 and 2000 and the assumed rate of return was 6.5% for both 2001 and 2000. The non-qualified plan does not consider compensation increases.

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

There are various outstanding commitments and contingent liabilities arising in the normal course of business that are not reflected in the accompanying financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments were comprised of commitments to extend credit and stand-by letters of credit of approximately $15,219,000 and $12,268,000 as of December 31, 2001 and 2000, respectively, and approximate fair value.

The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the party. The terms are typically for a one-year period, with annual renewal options subject to prior approval by management.

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

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

The Company's estimated fair value of financial instruments as of December 31, 2001 is as follows:

                                                 CARRYING
                                                  AMOUNT          FAIR VALUE
                                               -------------    -------------

Financial Assets
  Cash and cash equivalents                    $  19,110,452    $  19,110,452

  Investment securities                        $  67,714,825    $  68,955,719

  Federal Home Loan Bank stock                 $   1,446,700    $   1,446,700

  Loans receivable                             $ 227,906,525    $ 226,341,000

Financial Liabilities
  Deposits                                     $ 272,570,054    $ 270,174,000


The market values of classifications of investment securities are contained in
Note 2.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth below and defined in the regulations, of Tier 1 capital to average assets and of Tier 1 and total capital to risk-weighted assets. Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subjected.

As of December 31, 2001 and 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's regulatory capital information as of December 31, 2001 and 2000 is, as follows:

                                                                       MINIMUM                  WELL
                                                                       CAPITAL               CAPITALIZED
                                                    ACTUAL          REQUIREMENTS            REQUIREMENTS
                                                ----------------  ------------------     -----------------

Leverage capital ratio
2001                                                8.47%              3% to 4%                  5%
2000                                                8.69%              3% to 4%                  5%

Tier 1 capital to risk weighted assets
2001                                               14.35%                 4%                     6%
2000                                               13.11%                 4%                     6%

Total capital to risk weighted assets
2001                                               19.54%                 8%                    10%
2000                                               17.72%                 8%                    10%

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 12 - REGULATORY MATTERS (CONTINUED)

Included in the "Cash and due from banks" and "Interest-bearing deposits in banks" balances are required federal reserves of approximately $1,929,000 and $1,677,000 at December 31, 2001 and 2000, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.

NOTE 13 - CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Bank primarily grants loans to customers in Armstrong, Butler, Clarion and Indiana counties of Pennsylvania and maintains a diversified loan portfolio. The ability of its debtors to honor their contracts is not substantially dependent on any particular economic business sector.

The Bank has certain risks associated with deposit concentrations. The Bank had 466 accounts greater than $100,000 representing $89.6 million in deposits as of December 31, 2001 (32.9% of deposits as of December 31, 2001) and $73.8 million in 374 accounts as of December 31, 2000 (29.3% of deposits as of December 31, 2000).

A substantial portion of the Bank's investments in municipal securities is obligations of state or political subdivisions located within Pennsylvania.

At December 31, 2001, approximately $5.9 million of the Bank's "Cash and due from banks" and "Interest-bearing deposits in banks" was maintained at various financial institutions in amounts that exceeded the $100,000 limit on FDIC insured accounts.

The Company and the Bank are involved in various legal actions from normal business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the financial position of the Company or the Bank.

NOTE 14 - RELATED PARTIES

At December 31, 2001 and 2000, certain executive officers, directors and principal shareholders of the Company, and companies in which they have beneficial ownership, were indebted (including loans, open letters of credit, and third part consignors) to the Bank for $1,085,558 and $1,109,290, respectively. During 2001, no new loans were made to such related parties. Repayments on existing loans were $23,732. There was no change in open letters of credit and third party guarantees during 2001.

Deposits with the Bank by related parties and shareholders' greater than 5% were approximately $4,965,000 and $4,487,000 as of December 31, 2001 and 2000,
respectively.

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 15 - SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 QUARTERS ENDED IN 2001
                            -------------------------------------------------------------
                              MARCH 31         JUNE 30       SEPTEMBER 30     DECEMBER 31
                            ----------       ----------      -----------      -----------
Interest income             $5,386,786       $5,492,003       $5,586,887       $5,646,922
Interest expense             3,008,833        2,976,055        2,859,979        2,519,880
                            ----------       ----------       ----------       ----------
  Net interest income        2,377,953        2,515,948        2,726,908        3,127,042

Provision for loan
  losses                        15,000           15,000           15,000           15,000
Other income                   993,388          377,425        1,231,594          373,918
Other expenses               1,482,088        1,689,330        1,529,464        1,671,990
                            ----------       ----------       ----------       ----------

Income before
  income taxes               1,874,253        1,189,043        2,414,038        1,813,970

Income tax expense             564,207          360,011          762,319          469,882
                            ----------       ----------       ----------       ----------

Net income                  $1,310,046       $  829$032       $1,651,719       $1,344,088
                            ==========       ==========       ==========       ==========

Basic and diluted
  earnings per share        $     0.79       $     0.50       $     0.99       $     0.80
                            ==========       ==========       ==========       ==========

Basic and diluted
  weighted average
  shares outstanding         1,665,412        1,665,412        1,665,412        1,665,412
                            ==========       ==========       ==========       ==========
                                                 QUARTERS ENDED IN 2000
                             -------------------------------------------------------------
                             MARCH 31         JUNE 30        SEPTEMBER 30      DECEMBER 31
                            ----------       ----------      ------------      -----------

Interest income             $5,115,684       $5,294,$90       $5,380,750       $5,471,005
Interest expense             2,705,149        2,703,941        2,837,565        3,046,323
                            ----------       ----------       ----------       ----------

  Net interest income        2,410,535        2,590,849        2,543,185        2,424,682

Provision for loan
  losses                        15,000           15,000           15,000           15,000
Other income                   155,474          148,597          137,530        1,142,245
Other expenses               1,426,352        1,572,013        1,417,421        1,836,579
                            ----------       ----------       ----------       ----------

Income before
  income taxes               1,124,657        1,152,433        1,248,294        1,715,348

Income tax expense             323,737          303,690          342,458          484,246
                            ----------       ----------       ----------       ----------

Net income                  $  800,920       $  848,743       $  905,836       $1,231,102
                            ==========       ==========       ==========       ==========

Basic and diluted
  earnings per share        $     0.44       $     0.48       $     0.54       $     0.74
                            ==========       ==========       ==========       ==========

Basic and diluted
  weighted average
  shares outstanding         1,773,052        1,773,052        1,668,922        1,665,412
                            ==========       ==========       ==========       ==========

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial information for Peoples Financial Corp., Inc., Inc. as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                          DECEMBER 31,
                                                 ---------------------------
                                                     2001            2000
                                                 -----------     -----------
ASSETS
  Cash in bank                                   $   618,178     $   231,194
  Investment in subsidiary                        38,159,583      35,728,883
  Available for sale securities                    1,922,458         211,609
  Deferred taxes                                          --           3,329
  Other assets                                         7,534              --
                                                 -----------     -----------

  TOTAL ASSETS                                   $40,707,753     $36,175,015
                                                 ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES

    Deferred taxes                               $    24,362     $        --

  STOCKHOLDERS' EQUITY                            40,683,391      36,175,015
                                                 -----------     -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $40,707,753     $36,175,015
                                                 ===========     ===========



STATEMENTS OF INCOME

                                                          YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                     2001           2000              1999
                                                 -----------     -----------      -----------
INCOME

  Dividends from subsidiary                      $ 3,584,141     $ 5,298,005      $ 1,006,296
  Other                                               58,842          36,711           35,434

EXPENSES

  Professional fees                                   31,324          24,248           25,096
  Miscellaneous                                        5,595           6,429            4,733
                                                 -----------     -----------      -----------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
  (EXCESS DISTRIBUTION OF) EARNINGS

  OF SUBSIDIARY                                    3,606,064       5,304,039        1,011,901

EQUITY IN UNDISTRIBUTED (EXCESS DISTRIBUTION

  OF) EARNINGS OF SUBSIDIARY                       1,528,821      (1,517,438)       3,688,286
                                                 -----------     -----------      -----------

NET INCOME                                       $ 5,134,885     $ 3,786,601      $ 4,700,187
                                                 ===========     ===========      ===========

PEOPLES FINANCIAL CORP. INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                                                                      YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                              2001             2000            1999
                                                           -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 5,134,885     $ 3,786,601     $ 4,700,187
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Increase (decrease) in cash due to changes
        in assets and liabilities
          Other assets                                          (7,534)             --              --
          Equity in (undistributed) excess distribution
            of earnings of subsidiary                       (1,528,821)      1,517,438      (3,688,286)
                                                           -----------     -----------     -----------

NET CASH FROM OPERATING ACTIVITIES                           3,598,530       5,304,039       1,011,901

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of available for sale securities                 (1,629,405)             --              --
                                                           -----------     -----------     -----------

NET CASH USED BY INVESTING ACTIVITIES                       (1,629,405)             --              --

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuing of common stock                             --              --          83,347
  Purchase of treasury stock                                        --      (3,948,946)             --
  Dividends paid                                            (1,582,141)     (1,298,005)       (956,315)
                                                           -----------     -----------     -----------

NET CASH USED BY FINANCING ACTIVITIES                       (1,582,141)     (5,246,951)       (872,968)
                                                           -----------     -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        386,984          57,088         138,933

CASH AND CASH EQUIVALENTS

  AT BEGINNING OF YEAR                                         231,194         174,106          35,173
                                                           -----------     -----------     -----------

CASH AND CASH EQUIVALENTS

  AT END OF YEAR                                           $   618,178     $   231,194     $   174,106
                                                           ===========     ===========     ===========


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

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

NOTE 19 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations. It requires accounting for all business combinations within the scope of this statement using the Purchase Method, thereby, eliminating the Pooling Method of accounting for business combinations. It also requires recognizing intangible assets separately from goodwill. In addition, it requires certain disclosures concerning the reason for the combination and the methodology of allocating the purchase price to assets acquired and liabilities assumed. The statement is effective for all business combinations initiated after June 30, 2001, and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement has no current impact on the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement is effective for fiscal years beginning after December 15, 2001. Management does not believe the statement will have a material impact on the Company or its operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It eliminates the exception to consolidating a subsidiary for which control is likely to be temporary and addresses the accounting for a segment of a business accounted for as a discontinued operation. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe the statement will have a material impact on the Company or its operations.