Form 10-K/A
period 2001-12-31
PEOPLES FINANCIAL CORP INC /PA/
filed 2002-04-30
CIK 936948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   ------------------    ----------------------

                         Commission file number 33-88802
                                                --------

                          PEOPLES FINANCIAL CORP., INC.
                          -----------------------------
             (Exact Name of Registrant as Specified in its Charter)


                    Pennsylvania                           25-1469914
                    ------------                           ----------
           (State or Other Jurisdiction of             (I.R.S. Employer
           Incorporation or Organization)           Identification Number)

                   323 Ford Street
               Ford City, Pennsylvania                       16226
               -----------------------                       -----
      (Address of Principal Executive Offices)             (Zip Code)


                                 (717) 692-2133
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $35,607,061 on February 15, 2002 As of February 15, 2002, the Registrant had 1,665,412 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from the following documents have been incorporated by reference in answer or in partial answer to certain Items required to be included herein and are attached hereto as Exhibits:

     1.   Registrant's 2002 Annual Report to Shareholders in Part I and in Part
          II.
     2. Registrant's proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders in Part III.

                                  INTRODUCTION
                                  ------------

     Registrant hereby amends this Annual Report on Form 10-K to attach Registrant's proxy statement and proxy card that are to be used in connection with its 2002 Annual Meeting of Shareholders, as Exhibit 99 to this Annual Report on Form 10-K.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.
          ------------------------------------------------------------------

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

     3. The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report:

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

          11   Statement re: Computation of Earnings Per Share. (Refer to
               Exhibit 13, page 3, Consolidated Statement of Income.)

          13   Annual Report to Shareholders.

          21   Subsidiaries of the Registrant.

          23   Consent of Independent Auditors.

          99   Proxy Statement and Proxy Card.


(b)  Reports on Form 8-K.

          No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2001.

(c)  The exhibits required herein are included at Item 14(a), above.

(d)  Not Applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, to be signed on its behalf by the undersigned, thereto duly authorized.

April 26, 2002                          By  /s/ R.B. Robertson
                                            -----------------------------------
                                            R.B. Robertson
                                            President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                     TITLE                                      DATE
---------                                     ------                                     ----

/s/ R.B. Robertson                      President/CEO                               April 26, 2002
-------------------------               and Director
R.B. Robertson

                                        Chairman/Director                           April __, 2002
-------------------------
Frank Baker

/s/ Darl Hetrick                        Vice President and Director                 April 26, 2002
-------------------------
Darl Hetrick

/s/ Timothy Reddinger                   Secretary and Director                      April 29, 2002
-------------------------
Timothy Reddinger

                                        Director                                    April __, 2002
-------------------------
William H. Toy

/s/ R.B. Robertson, Jr.                 Director                                    April 26, 2002
-------------------------
R.B. Robertson, Jr.

                                        Director                                    April __, 2002
-------------------------
Howard H. Shreckengost

/s/ J. Jack Sherman                     Director                                    April 26, 2002
-------------------------
J. Jack Sherman

                                        Director                                    April __, 2002
-------------------------
Francis E. Kane

/s/ James L. Kifer                      Executive Vice President                    April 29, 2002
-------------------------               Principal Financial Officer
James L. Kifer                          Principal Accounting Officer




                                  EXHIBIT INDEX

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

          11   Statement re: Computation of Earnings Per Share.*

          13   Annual Report to Shareholders.*

          21   Subsidiaries of the Registrant.*

          24   Consent of Independent Auditors.*

          99   Proxy Statement and Proxy Card.


* Previously Filed.

                                 April 25, 2002


Dear Shareholders:


     On behalf of the Board of Directors of Peoples Financial Corp., Inc., I am pleased to invite you to attend our Annual Meeting of Shareholders to be held on Thursday, May 23, 2002, at 10:00 a.m., Eastern Time, at the Days Inn, Route 68 and I-80, Clarion, Pennsylvania 16214. At the annual meeting you will have the opportunity to ask questions and to make comments. We enclose with this letter, the Notice of the Annual Meeting of Shareholders of Peoples, the proxy statement, including your proxy, and Peoples 2001 Annual Report to Shareholders.

     The principal business of the meeting is to approve and adopt the Agreement and Plan of Reorganization, dated as of March 19, 2002, by and among Peoples, S&T Bancorp, Inc., and S&T Merger Subsidiary, Inc. The Agreement provides that, pursuant to a series of mergers, Peoples and PFC Bank will merge into subsidiaries of S&T Bancorp, Inc. If the mergers are consummated, each share of Peoples common stock outstanding immediately prior to consummation of the mergers will be converted into and represent the right to receive $52.50 in cash, without interest.

     Shareholders are also asked to elect nine directors to serve for a term of one year, to ratify the selection of Edwards, Sauer & Owens of Pittsburgh, Pennsylvania, Certified Public Accountants, as the auditors of Peoples for the 2002 fiscal year, and to transact any other business that is properly presented at the annual meeting. The notice of the meeting and proxy statement, accompanying this letter, describe the specific business to be acted upon in more detail.

     I am delighted you have chosen to invest in Peoples and I hope that, whether or not you plan to attend the annual meeting, you will vote as soon as possible by completing, signing and returning the enclosed proxy in the envelope provided. The prompt return of your proxy will save Peoples the expense involved in further communications. Your vote is important. Voting by written proxy will ensure your representation at the annual meeting if you do not attend in person.

     I look forward to seeing you on May 23, 2002, at the annual meeting.

                                         Sincerely,

                                         /s/ R. B. Robertson

                                         Raleigh B. Robertson, President and
                                           Chief Executive Officer

                      [THIS PAGE INTENTIONALLY LEFT BLANK.]

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                        OF PEOPLES FINANCIAL CORP., INC.
                           TO BE HELD ON MAY 23, 2002

TO THE SHAREHOLDERS:


     NOTICE IS HEREBY GIVEN that Peoples Financial Corp., Inc. will hold its Annual Meeting of Shareholders on Thursday, May 23, 2002, at 10:00 a.m., at the Days Inn, Route 68 and 1-80, Clarion, Pennsylvania 16214, to consider and vote upon the following proposals:

     1. Approval of the Agreement and Plan of Reorganization, dated as of March 19, 2002, by and among Peoples, S&T Bancorp, Inc. and S&T Merger Subsidiary, Inc., pursuant to which Peoples will merge with and into S&T Merger Subsidiary, immediately after which S&T Merger Subsidiary will merge with and into S&T, and immediately after which PFC Bank will merge with and into S&T Bank, and each share of Peoples common stock will be converted into and represent the right to receive $52.50 in cash, all as described in the proxy statement and in the agreement, both of which are attached to this notice;

     2.   Election of the following nine directors, each for a one-year term:
          Frank T. Baker, Darl Hetrick, Francis E. Kane, Raleigh B. Robertson, Raleigh B. Robertson, Jr., Timothy P. Reddinger, J. Jack Sherman, Howard H. Shreckengost, and William H. Toy;

     3. Ratification of the selection of Edwards, Sauer & Owens, Certified Public Accountants, of Pittsburgh, Pennsylvania, as independent accountants for Peoples for the 2002 fiscal year; and

     4. Transaction of any other business properly brought before the annual meeting or any adjournment thereof.

     Shareholders, as of April 15, 2002, may vote at the annual meeting, either in person or by proxy. If you plan to attend the annual meeting, please mark the appropriate area when you vote your proxy.

     Each shareholder entitled to vote at the meeting will have the right to dissent from the merger transaction and to obtain payment for the fair value of his or her shares upon compliance with the applicable provisions Pennsylvania law. For a summary of the rights of the shareholders to dissent see "Dissenters'
                                                                ---
Rights" in the attached proxy statement and see Appendix C to the proxy
                                            ---
statement.

     Management welcomes your attendance at the annual meeting. Whether or not you expect to attend the annual meeting in person, we ask you to complete, sign, date and promptly return the enclosed proxy in the accompanying postage-paid envelope. Prompt return of your proxy saves the expense involved in further communications. Even if you return a proxy, you may vote in person if you give written notice to the Secretary of Peoples and attend the annual meeting. We urge you to mark, sign, date and promptly return your proxy in the enclosed envelope so that proxy holders may vote your shares in accordance with your wishes and so that we may assure the presence of a quorum.

     The Board of Directors of Peoples distributes this notice, the enclosed proxy statement, including the, form of proxy and Peoples' 2001 Annual Report on or about April 25, 2002.


                                         By Order of the Board of Directors,

                                         /s/ R. B. Robertson

                                         Raleigh B. Robertson, President and
                                         Chief Executive Officer
Ford City, Pennsylvania
April 25, 2002

                             YOUR VOTE IS IMPORTANT.
TO VOTE YOUR SHARES, PLEASE SIGN, DATE AND COMPLETE THE ENCLOSED PROXY AND MAIL IT PROMPTLY IN THE ENCLOSED, POSTAGE-PAID RETURN ENVELOPE.

                          PEOPLES FINANCIAL CORP., INC.
                              FOURTH & FORD STREETS
                               FORD CITY, PA 16226



                              TRADING SYMBOL: PPFN







                                 PROXY STATEMENT

                       2002 ANNUAL MEETING OF SHAREHOLDERS

                           TO BE HELD ON MAY 23, 2002














                Mailed to Shareholders on or about April 25, 2002

                      [THIS PAGE INTENTIONALLY LEFT BLANK.]

                                TABLE OF CONTENTS
                                                                           Page

                                 PROXY STATEMENT

GENERAL INFORMATION
Date, Time and Place of Annual Meeting.......................................1
Description of Peoples.......................................................1

VOTING PROCEDURES
Solicitation and Voting of Proxies...........................................2
Quorum and Vote Required for Approval........................................2
Revocability of Proxy........................................................3
Methods of Voting............................................................3

BOARD OF DIRECTORS
Executive Officers of Peoples................................................5
Executive Officers of the Bank...............................................5
Committees and Meetings of the Peoples Board of Directors....................6
Qualification and Nomination of Directors....................................6
Nominees for Director........................................................7
Directors Meetings...........................................................8
Compensation of Officers and Directors.......................................8

EXECUTIVE COMPENSATION.......................................................9
Summary Compensation Table...................................................9
Option/SAR Grants in Last Fiscal Year........................................9

EMPLOYMENT AGREEMENT.........................................................10

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................11

BENEFICIAL OWNERSHIP OF PEOPLES COMMON STOCK OWNED
     BY PRINCIPAL OWNERS AND MANAGEMENT
Principal Shareholders.......................................................12
Share Ownership by the Directors, Officers and Nominees......................13

PROPOSAL 1 - THE MERGER
Background of the Reasons for the Merger; Recommendations of the Board
     of Directors............................................................14
Terms of the Merger..........................................................15
Surrender of Certificates....................................................16

Opinion of Danielson Associates Inc..........................................16
Representations and Warranties; Conditions to the Merger.....................19
Termination of the Transaction...............................................21
Effective Date of the Merger.................................................22
Certain Income Tax Consequences..............................................22
Regulatory and Other Approvals...............................................22
Business Pending the Merger..................................................24
Dissenters' Rights...........................................................25

PROPOSAL 2 - ELECTION OF DIRECTORS...........................................28

PROPOSAL 3 - RATIFICATION OF EDWARDS, SAUER & OWENS, CERTIFIED PUBLIC
     ACCOUNTANTS, AS INDEPENDENT AUDITORS....................................29

SHAREHOLDERS PROPOSALS FOR 2003 ANNUAL MEETING...............................29

OTHER MATTERS THAT MAY COME BEFORE THE ANNUAL MEETING........................29

APPENDIX A - Agreement and Plan of Reorganization...........................A-1
APPENDIX B - Danielson Associates Inc Opinion Letter........................B-1
APPENDIX C - Dissenters' Rights.............................................C-1

                     FREQUENTLY ASKED QUESTIONS AND ANSWERS

Q:   WHO IS ENTITLED TO VOTE?

A: Shareholders as of the close of business on the record date, April 15, 2002, may vote at the meeting. Each share of common stock entitles a shareholder to one vote.

Q:   HOW DO I VOTE?

A: There are two methods. You may vote by completing and mailing your proxy or by attending the annual meeting and voting in person. More details are on page 2 of this proxy statement.

Q:   HOW DOES DISCRETIONARY AUTHORITY APPLY?

A: If you sign your proxy but do not make any selections, you give authority to Raleigh B. Robertson and Timothy P. Reddinger, as proxy holders, to vote on the three proposals and on any other matter that may arise at the meeting. Any signed but uninstructed proxies will be voted for Proposals 1 and 3, and will be voted for all nominees set forth in Proposal 2.

Q.   IS MY VOTE CONFIDENTIAL?

A: Yes. Only the Judge of Elections and the proxy holders will have access to your proxy. All comments will remain confidential unless you ask that your name be disclosed.

Q:   WHO WILL COUNT THE VOTES?

A: William Strong, Esquire, will tabulate the votes and act as the Judge of Election.

Q:   WHAT DOES IT MEAN IF I GET MORE THAN ONE PROXY?

A: Your shares are probably registered differently or are in more than one account. Sign and return all proxies to ensure that all your shares are voted. Please have all of your accounts registered in the same name and address. You may do this by contacting Timothy Reddinger, Secretary of the Corporation at (814) 275-3133.

Q.   WHAT CONSTITUTES A QUORUM?

A: As of April 15, 2002, 1,773,052 and 1,665,412 shares of common stock were issued and outstanding, respectively. A majority of the outstanding shares, present or represented by proxy, constitutes a quorum. If you vote by proxy or in person, we will consider your shares as part of the quorum.

Q.   WHAT PERCENTAGE OF STOCK DO THE DIRECTORS AND OFFICERS OWN?

A: Approximately 42.19% of our common stock as of April 15, 2002. More details are on page 11 of this proxy statement.

                      [THIS PAGE INTENTIONALLY LEFT BLANK.]

                                 PROXY STATEMENT
                    FOR THE ANNUAL MEETING OF SHAREHOLDERS OF
                          PEOPLES FINANCIAL CORP., INC.
                           TO BE HELD ON MAY 23, 2002


                               GENERAL INFORMATION


DATE, TIME AND PLACE OF ANNUAL MEETING

     Peoples Financial Corp., Inc., a Pennsylvania business corporation and registered bank holding company, furnishes this proxy statement in connection with the solicitation, by the Peoples Board of Directors, of proxies to be voted at the Peoples 2002 Annual Meeting of Shareholders and any adjournment thereof. The annual meeting will be held at Days Inn, Route 68 and 1-80, Clarion, Pennsylvania 16214, on Thursday, May 23, 2002, at 10:00 a.m., Eastern Time. Peoples' principal executive office is located at Fourth and Ford Streets, Ford City, Pennsylvania 16226. The telephone number for Peoples is (724) 763-1221. All inquiries should be directed to James L. Kifer, Executive Vice President, Peoples Financial Corp., Inc., at 363 Broad Street, New Bethlehem, Pennsylvania 16242, telephone (814) 275-3133.

DESCRIPTION OF PEOPLES

     PFC Bank incorporated Peoples Financial Corp., Inc. in 1984 to act as a holding company under the laws of Pennsylvania. PFC Bank is a wholly-owned subsidiary of Peoples.

     Peoples is mailing a copy of the Annual Report for the fiscal year ended December 31, 2001, with this proxy statement. You may obtain a copy of the Peoples Annual Report for the 2000 fiscal year at no cost by contacting Timothy Reddinger, Secretary, Peoples Financial Corp., Inc., 363 Broad Street, New Bethlehem, Pennsylvania 16242, telephone (814) 275-3133.

     Peoples has not authorized anyone to provide you with information, therefore, you should rely only on the information contained in this proxy statement or referred to in this proxy statement. Although we believe we have provided you with all the information you need to vote, events may occur at Peoples subsequent to printing this proxy statement that might affect your decision or the value of your stock.

                                VOTING PROCEDURES

SOLICITATION AND VOTING OF PROXIES

     The Board of Directors solicits your proxy for use at the 2002 Annual Meeting of Shareholders. The directors, officers and other employees of Peoples or of PFC Bank may solicit proxies in person or by telephone, telecopy, telegraph or mail, but only for use at the annual meeting. Peoples will pay the cost of preparing, assembling, printing, mailing and soliciting proxies and any additional material that Peoples sends to shareholders. Peoples will make arrangements with brokerage houses and other custodians, nominees and fiduciaries to forward proxy solicitation materials to the owners of stock held by these persons. Further, Peoples will reimburse these persons for their reasonable forwarding expenses.

     Only shareholders of record as of the close of business on Monday, April 15, 2002, may vote at the annual meeting. Peoples' records show that, as of April 15, 2002, 1,665,412 shares of Peoples common stock were outstanding. On all matters to come before the annual meeting, shareholders may cast one vote for each share held. Cumulative voting rights do not exist with respect to the election of directors. See "Principal Shareholders" on page 11 of this proxy statement for a list of the persons known by Peoples to be the beneficial owner of 5% or more of Peoples common stock.

     By properly completing a proxy, you appoint Raleigh B. Robertson and Timothy P. Reddinger as proxy holders to vote your shares as specified on your proxy. Any proxy not specifying to the contrary will be voted as follows:

     FOR approval and adoption of the Agreement and Plan of Reorganization, dated as of March 19, 2002, by and among Peoples, S&T Bancorp, Inc. and S&T Merger Subsidiary, Inc.;

     FOR election of Frank T. Baker, Darl Hetrick, Francis E. Kane, Raleigh B. Robertson, Raleigh B. Robertson, Jr., Timothy P. Reddinger, J. Jack Sherman, Howard H. Shreckengost, and William H. Toy, each for a term of one year; and

     FOR ratification of the selection of Edwards, Sauer & Owens, as the independent accountants of Peoples for the 2002 fiscal year.

QUORUM AND VOTE REQUIRED FOR APPROVAL

     In order to hold the annual meeting, there must be a "quorum" of shareholders present. Under Pennsylvania law and the Bylaws of Peoples, the presence, in person or by proxy, of the holders of a majority of the shares entitled to vote is necessary to constitute a quorum for the transaction of business at the meeting. We count votes withheld and abstentions in determining the presence of a quorum for the particular matter. Broker non-votes are not counted in determining the presence of a quorum for the particular matter as to which the broker withheld authority.

     Assuming the presence of a quorum, the affirmative vote of the holders of 70% of the outstanding Peoples common stock will be required to approve and adopt the agreement . Therefore, abstentions and broker non-votes, which are deemed not to constitute "votes cast," will effectively count against approval and adoption of the agreement.

     Assuming the presence of a quorum, the nine nominees for director receiving the highest number of votes cast by shareholders entitled to vote for the election of directors will be elected. Votes withheld from a nominee and broker non-votes will not be cast for the nominee.

     Assuming the presence of a quorum, ratification of the selection of independent auditors requires the affirmative vote of a majority of all votes cast by shareholders. Therefore, abstentions and broker non-votes are deemed not to constitute "votes cast," will not count either for or against ratification. Abstentions and broker non-votes, however, have the practical effect of reducing the number of affirmative votes required to achieve a majority for the matter by reducing the total number of shares voted from which the required majority is calculated.

REVOCABILITY OF PROXY

     Shareholders who sign proxies may revoke them at any time before they are voted by:


     o Delivering written notice of the revocation to Timothy Reddinger, Secretary. of Peoples Financial Corp., Inc., 363 Broad Street, New Bethlehem, Pennsylvania 16242;

     o Delivering a properly executed proxy bearing a later date to Timothy Reddinger, Secretary, Peoples Financial Corp., Inc., 363 Broad Street, New Bethlehem, Pennsylvania 16242; or

     o Attending the meeting and voting in person after giving written notice to Mr. Reddinger, Secretary of Peoples.

     You have the right to vote and, if desired, to revoke your proxy any time before the annual meeting. Should you have any questions, please call Timothy Reddinger, Secretary of Peoples, at (814) 275-3133.

METHODS OF VOTING

     Proxy Voting

     o    Mark your selections.

     o Date your proxy and sign your name exactly as it appears on your proxy.

     o    Mail to Peoples in the enclosed, postage-paid envelope.

     Voting in Person

     o    Attend the annual meeting and show proof of eligibility to vote.

     o    Obtain a ballot.

     o    Mark your selections.

     o Date your ballot and sign your name exactly as it appears in Peoples' transfer books.

                    BOARD OF DIRECTORS AND EXECUTIVE OFFICERS


EXECUTIVE OFFICERS OF PEOPLES

     The following table sets forth selected information about the principal officers of Peoples, each of whom is elected by the Board of Directors and each of who holds office at the discretion of the Board of Directors:


                                                       POSITION HELD       EMPLOYEE              AGE AS OF
             NAME                     POSITION             SINCE            SINCE              APRIL 15, 2002
             ----                     --------             -----            -----              --------------

Raleigh B. Robertson            President/CEO               1996           1996(1)                   73

Timothy P. Reddinger            Secretary                   1998             (2)                     42

Frank T. Baker                  Chairman of the Board       1997             (2)                     66

James L. Kifer                  Executive Vice              1997           1995(3)                   40
                                President
------------------------
(1)  Was an employee of New Bethlehem Bank from 1987 until December 31, 1994, and was a consultant to PFC Bank until he was appointed Chairman and CEO on
     April 17, 1996, then President and CEO on April 8, 1997.
(2)  Not an employee of PFC Bank.
(3)  Was an employee of New Bethlehem Bank from 1984 until the merger (effective
     April 1, 1995) of New Bethlehem Bank with and into PFC Bank.


EXECUTIVE OFFICERS OF THE BANK


     The following table sets forth selected information about the principal officers of PFC Bank, each of who is elected by the Board of Directors of PFC Bank and each of who holds office at the discretion of the Bank's Board of
Directors:


                                                       POSITION HELD       EMPLOYEE              AGE AS OF
             NAME                     POSITION             SINCE            SINCE              APRIL 15, 2002
             ----                     --------             -----            -----              --------------
Frank T. Baker                  Chairman of the Board       1997             (2)                     66

Raleigh B. Robertson            President/CEO               1996           1996(1)                   73

Timothy P. Reddinger            Secretary                   1998             (2)                     42

James L. Kifer                  Executive Vice              1997           1995(3)                   40
                                President
-----------------------
(1)  Was an employee of New Bethlehem Bank from 1987 until December 31, 1994 and was a consultant to PFC Bank until he was appointed Chairman and CEO on
     April 17, 1996, then President and CEO on April 8, 1997.
(2)  Not an employee of PFC Bank.
(3)  Was an employee of New Bethlehem Bank from 1984 until the merger (effective
     April 1, 1995) of New Bethlehem Bank with and into PFC Bank.

COMMITTEES AND MEETINGS OF THE PEOPLES BOARD OF DIRECTORS

     The Peoples Board of Directors does not have committees. The entire Board meets to discuss Peoples' business.

QUALIFICATION AND NOMINATION OF DIRECTORS

     The Board of Directors nominated the nine persons named below to serve as directors until the Peoples 2003 Annual Meeting of Shareholders. All of the nominees are presently members of the Board of Directors and all have consented to serve another term as a director, if re-elected. If any of the nominees should be unavailable to serve for any reason, a majority of the Board of Directors, then in office, may fill the vacancy until the Peoples 2003 Annual Meeting of Shareholders.

     The proxy holders will vote your proxy for the election of each of the nine nominees named below, unless you indicate that your vote should be withheld from any or from all of them. Each nominee elected as a director will continue in office until his successor has been duly elected and qualified, or until his death, resignation or retirement.

     The Board of Directors nominated the following persons for election as directors at the 2002 Annual Meeting of Shareholders:


     o    Frank T. Baker
     o    Darl Hetrick
     o    Frances E. Kane
     o    Timothy P. Reddinger
     o    Raleigh B. Robertson
     o    Raleigh B. Robertson, Jr.
     o    J. Jack Sherman
     o    Howard H. Shreckengost
     o    William H. Toy

     The Board of Directors recommends a vote FOR the election of the above-named nominees for election as directors.

     We set forth below the principal occupation and certain other information about the nominees. Information about the share ownership of the nominees is on page 11 of this proxy statement.

NOMINEES FOR DIRECTOR
(to serve until Peoples 2003 Annual Meeting of Shareholders)


Frank T. Baker
Director since 1973

     Dr. Baker serves as the Chairman of the Board of Directors and Chairman of the Bank's Board of Directors. Dr. Baker is a former professor at Indiana University of Pennsylvania. He is currently retired. Dr. Baker has been a director of Peoples, since 1984, and of PFC Bank, since 1973.

Raleigh B. Robertson
Director since 1993

     Mr. Robertson is the President and Chief Executive Officer of Peoples and the President and Chief Executive Officer of PFC Bank. He was elected to the Board of Directors in connection with the merger of New Bethlehem Bank, with and into PFC Bank. Prior to the merger, he served as a director of New Bethlehem Bank, since 1986. He has been a member of the Bank's Board of Directors since 1993.

Darl Hetrick
Director since 1993.

     Mr. Hetrick has been a director of Peoples and a director of PFC Bank since 1993. He was elected to the Board of Directors in connection with the merger of New Bethlehem Bank, with and into PFC Bank. Prior to the merger, he served as a director of New Bethlehem Bank, since 1983. He is a partner in Hetrick's Farm Supply, a farm machinery distributor, located in New Bethlehem, Pennsylvania.

Francis E. Kane
Director since 1955.

     Mr. Kane has been a director of Peoples since 1984 and a director of PFC Bank, since 1955. Before retiring, he was an industrial appraiser. He is currently retired.

Timothy P. Reddinger
Director since 1998.

     Mr. Reddinger has been a director of Peoples and a director of PFC Bank, since 1998. He is the Secretary of Peoples. He is a partner in Clarion Trinity Development.

Raleigh B. Robertson, Jr.
Director since 1995.

     Mr. Robertson has been a director of both Peoples and PFC Bank since 1995. He was elected to the Board of Directors in connection with the merger of New Bethlehem Bank, with and into PFC Bank. Prior to the merger, he was a director of New Bethlehem Bank, since 1994. He is a partner in R. B. Robertson & Son, an oil and gas business located in New Bethlehem, Pennsylvania.

J. Jack Sherman
Director since 1995.

     Mr. Sherman has been a director of Peoples and a director of PFC Bank, since 1995. He was elected to the Board of Directors in connection with the merger of New Bethlehem Bank, with and into PFC Bank. Prior to the merger, he was a director of New Bethlehem Bank, since 1994. He is the owner of Allegheny Valley Development, located in Tionesta, Pennsylvania.

Howard H. Shreckengost
Director since 1995.

     Mr. Shreckengost has been a director of Peoples and a director of PFC Bank since 1995. He was elected to the Board of Directors in connection with the merger of New Bethlehem Bank, with and into PFC Bank. Prior to the merger, he was a director of New Bethlehem Bank, since 1994. He is Manager of Char-Val Candy Company, a candy manufacturer, located in New Bethlehem, Pennsylvania.

William H. Toy
Director since 1992.

     Mr. Toy has been a director of Peoples and a director of PFC Bank, since 1992. He is the owner of Spic & Span Cleaners and Sail Care, a dry cleaning and sail maintenance businesses, located in Ford City, Pennsylvania.

DIRECTORS MEETINGS

     In calendar year 2001 each of the directors attended at least 75% of the total number of meetings of Peoples' Board of Directors and at least 75% of the total number of meetings of the Bank's Board of Directors.

COMPENSATION OF OFFICERS AND DIRECTORS

     Set forth in the Summary Compensation table below, is all cash compensation for services in all capacities paid by Peoples and PFC Bank during the calendar years 1999-2001 to the Chief Executive Officer of Peoples. No other executive officers of Peoples or PFC Bank received aggregate cash compensation in excess of $100,000 in any of these calendar years.

                             EXECUTIVE COMPENSATION

     The Board of Directors of Peoples governs Peoples and its subsidiary, PFC Bank. In fulfilling its fiduciary duties, the Board of Directors acts in the best interests of Peoples' shareholders, customers and the communities served by Peoples and PFC Bank. To accomplish Peoples' strategic goals and objectives, the Board of Directors engages competent persons who undertake to accomplish these objectives with integrity and in a cost-effective manner. The compensation of these individuals is part of the fulfillment of the Board's duties to accomplish Peoples' strategic mission. Officers of Peoples are not compensated. PFC Bank provides compensation to the employees of PFC Bank.

     General labor market conditions, the specific responsibilities of employees, and the employee's contributions to PFC Bank's success influence total compensation opportunities available to the employees of PFC Bank. Employees are reviewed annually on a calendar year basis. PFC Bank strives to offer compensation that is competitive with that offered by employers of comparable size in its industry. Through these compensation policies, PFC Bank strives to meet its strategic goals and objectives and to provide compensation that is fair and meaningful to its employees.



                                     SUMMARY COMPENSATION TABLE

                                                                                          OTHER ANNUAL
NAME AND PRINCIPAL POSITION             YEAR         SALARY($)         BONUS($)         COMPENSATION($)
Raleigh B. Robertson,                   2001        145,924.48        183,333.00
President/CEO                           2000        145,924.48        110,000.00          83,333.33(1)
                                        1999        142,652.70         72,000.00          83,344.74(1)
---------------------------
(1)      Contingent compensation paid in calendar years 1999 and 2000.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants


     Peoples did not grant stock options or stock appreciation rights in calendar year 2001.

                              EMPLOYMENT AGREEMENT

     In 1997, Peoples and PFC Bank entered into a three-year employment agreement with R. B. Robertson, engaging Mr. Robertson as the President and Chief Executive Officer of both Peoples and PFC Bank and as a member of Peoples' Board of Directors and the bank's Board of Directors. Peoples and PFC Bank and the bank's Board of Directors. Peoples and PFC Bank amended Mr. Robertson's executive employment agreement in 1999 to extend the term of the agreement for an additional three years through August 31, 2003. Peoples and PFC Bank terminated the amended executive employment agreement and entered into a new executive employment agreement with Mr. Robertson on December 21, 2001, effective January 1, 2002. The new executive employment agreement has a two year term and provides for one year renewal periods, unless either Mr. Robertson or Peoples and/or PFC Bank gives a thirty-day notice not to renew.

     The employment agreement may be terminated by Peoples or PFC Bank for cause, as defined in the employment agreement. If Mr. Robertson is terminated for cause or the agreement is not renewed, PFC Bank and/or Peoples will pay him his salary through the date of termination and will have no further obligations under the agreement.

     If PFC Bank and/or Peoples terminate Mr. Robertson's employment (other than for his death, disability, for cause or as a result of non-renewal of the agreement, or if Mr. Robertson terminates his employment for "good reason" which includes a change in control provision), Mr. Robertson will receive his salary through the last day of the term of the agreement and, then, PFC Bank and Peoples will have no further obligations to Mr. Robertson. The proposed Agreement and Plan of Reorganization will constitute a change in control within the meaning of the employment agreement.

     The employment agreement also contains a nondisclosure clause and a restrictive covenant, barring Mr. Robertson's direct or indirect competition with PFC Bank or Peoples for a period of two years from the date of termination of his employment.

     In addition to his annual salary of $232,176, the Board of Directors may, in its sole discretion, provide for a bonus to Mr. Robertson as it may deem appropriate to provide incentive to Mr. Robertson and reward Mr. Robertson for his performance.

     The agreement also provides a disability or retirement joint and survivor benefit in a monthly sum of $1,200, to commence on the earlier of Mr. Robertson's disability or retirement and continuing until the later of his or his wife's death.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Peoples and PFC Bank have not entered into any material transactions, proposed or consummated, with any director or executive officer of Peoples and PFC Bank, or any associate of the foregoing persons. Peoples and PFC Bank have engaged in and intend to continue to engage in banking and financial transactions in the ordinary course of business with directors and officers of Peoples and PFC Bank and their associates on comparable terms with similar interest rates as those prevailing from time to time for other customers of Peoples and PFC Bank.

     Total loans outstanding from Peoples and PFC Bank as of December 31, 2001, to Peoples and PFC Bank's officers and directors as a group, members of their immediate families and companies in which they had an ownership interest of 10% or more amounted to $215,568, or approximately .53% of the total equity capital of PFC Bank. PFC Bank made these loans in the ordinary course of business, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collection or present other unfavorable features.

                  BENEFICIAL OWNERSHIP OF PEOPLES COMMON STOCK

PRINCIPAL SHAREHOLDERS

     We set forth in the following table, the name and address of each person who owns of record or who is known by the Board of Directors to be the beneficial owner, as of April 15, 2002, of more than 5% of the outstanding Peoples common stock, the number of shares beneficially owned by the person and the percentage of Peoples' outstanding common stock so owned.

                                                                  PERCENT OF
                                                                 OUTSTANDING
                                         SHARES                  COMMON STOCK
NAME AND ADDRESS                 BENEFICIALLY OWNED(1)        BENEFICIALLY OWNED
----------------                 ---------------------        ------------------

J. Jack Sherman                        212,820(2)                   12.78%
P. O. Box 324
Tionesta, PA  16353

CEDE & CO                              394,021(3)                   23.66%
c/o The Depository Trust
P. O. Box 222
Bowling Green Station
New York, NY  10274

Howard H. Shreckengost                 132,320(4)                    7.95%
406 Vine Street
New Bethlehem, PA  16242

William H. Toy                          94,493(5)                    5.67%
RR #7
Kittanning, PA 16201

Darl Hetrick                            85,186(6)                    5.12%
RR#3, Box 173
New Bethlehem, PA 16242
-------------------
(1)  For the definition of "beneficial ownership" see footnote 1, below, under
                                                  ---
     the caption entitled "Share Ownership by the Directors, Officers and Nominees.
(2) Mr. Sherman holds 211,434 shares in Cede & Co., and his spouse owns 1,386 shares in Cede & Co.
(3)  Consists of many individual shareholders, including 211,434 shares owned by
     J. Jack Sherman and his spouse, respectively.
(4)  Mr. Shreckengost holds the shares jointly with his spouse.
(5)  Mr. Toy holds the shares individually.
(6) Mr. Hetrick holds 67,497 shares jointly with his spouse, 10,479 shares jointly with his son, his spouse and son jointly hold 6,478 shares and his spouse holds 732 shares individually.

SHARE OWNERSHIP BY THE DIRECTORS, OFFICERS AND NOMINEES

     We set forth in the following table, the amount and percentage of Peoples' common stock beneficially owned by each director, each nominee and all officers, directors and nominees of Peoples as a group, as of April 15, 2002, which information is based on from information received from the respective individuals.


NAME OF INDIVIDUAL OR                       AMOUNT AND NATURE OF      PERCENT OF
IDENTITY OF GROUP                         BENEFICIAL OWNERSHIP (1)       CLASS

Frank T. Baker                                    73,684(3)              4.42%

Darl Hetrick                                      85,186(4)              5.12%

Francis E. Kane                                   12,741(5)               .77%

Timothy Reddinger                                 16,419(6)               .99%

Raleigh B. Robertson                              37,345(7)              2.24%

Raleigh B. Robertson, Jr.                         42,721(8)              2.57%

J. Jack Sherman                                  212.820(9)             12.78%

Howard H. Shreckengost                           132,320(2)              7.95%

William H. Toy                                    94,493(10)             5.67%

(All officers and directors as a Group,          703,059                42.22%
10 persons total)

-----------------------
(1) Beneficial ownership by an individual is determined in accordance with the definitions of `beneficial ownership" set forth in the General Rules and Regulations of the Securities and Exchange Commission and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days after April 15, 2002. Beneficial ownership may be disclaimed as to certain of the securities.
(2)  See footnote 4, above, under the caption "Principal Shareholders."
(3) Mr. Baker holds 10,335 shares jointly with his spouse, 33,543 individually and his spouse holds 29,806, individually.
(4)  See footnote 6, above, under the caption "Principal Shareholders."
(5)  Mr. Kane holds 12,741 shares jointly with his spouse.
(6) Mr. Reddinger holds 2,301 shares jointly with his spouse and 14,118 individually.
(7) Mr. Raleigh B. Robertson holds 100 shares individually; 23,166 shares jointly with his spouse; 5,508 shares jointly with his son, Raleigh B. Robertson, Jr.; 6,150 shares jointly with his son, Richard W. Robertson; 170 shares jointly with his grandson, Robert Robertson; his spouse holds 888 shares individually; and 340, 341, 341 and 341 shares jointly with her daughter Vicki Brill, her son Gregory Holmes, her granddaughter Michelle D. Robertson, and her grandson Robert Robertson, respectively.
(8) Mr. Raleigh B. Robertson, Jr. holds 22,993 shares jointly with his spouse, 6,484 shares jointly with his son, 6,482 shares jointly with his daughter, 5,508 shares jointly with his father, Raleigh B. Robertson, his son and daughter own 1,226 shares jointly, and his son owns 28 shares individually.
(9)  See footnote 2, above, under the caption "Principal Shareholders."
(10) See footnote 5, above, under the caption "Principal Shareholders."

                             PROPOSAL 1 - THE MERGER

     The following description of the material terms of the merger of Peoples with and into S&T Bancorp, Inc. does not purport to be complete. We qualify it in its entirety by reference to the agreement, a copy of which we have attached to this proxy statement as Appendix A. We urge all shareholders to read the agreement carefully.

BACKGROUND OF AND REASONS FOR THE MERGER; RECOMMENDATIONS OF THE BOARD OF DIRECTORS

Background of the Merger.

     The Board of Directors, on November 30, 2001, engaged Danielson Associates Inc. to review its strategic options. After meeting with the Board of Directors on January 29, 2002, Danielson Associates was authorized to approach and solicit bids from various banks and financial institutions. As a result of those contacts, bids were received and evaluated by Danielson Associates and the Board of Directors. After a second round of bids, the Board of Directors, on February 27, 2002, selected S&T Bancorp, Inc. and authorized negotiation of a definitive agreement and plan of reorganization.

     Management then reviewed and revised several drafts of the agreement with the assistance of its legal counsel and investment banker. The agreement was reviewed by the Board of Directors, on March 14, 2002, with legal counsel and Danielson Associates. Danielson Associates orally opined at the meeting that the merger consideration was fair to Peoples' shareholders from a financial point of view. After all of the directors' questions were answered, the Board of Directors determined that the proposed merger was in the best interests of Peoples and its shareholders. The Board of Directors unanimously approved and adopted the agreement and related agreements on March 19, 2002.

Reasons for the Merger.

     The terms of the agreement, including the consideration of $52.50 per share, to be paid to Peoples' shareholders, were the result of arm's length negotiations between the representatives of Peoples and S&T. Among the factors considered by the Board of Directors in deciding to approve and recommend the terms of the merger were:

     o The merger consideration to be paid to its shareholders in relation to the market value, book value, earnings per share, and dividend rates on the Peoples common stock;

     o Information concerning the financial condition, results of operations, capital levels, asset quality and prospects of the respective companies;

     o    Industry and economic conditions;

     o The impact of the transaction on the depositors, employees, customers and communities served by Peoples and S&T through expanded commercial, small business consumer lending and retail products and services, trust services, securities brokerage services and insurance products;

     o The opinion of Danielson Associates, Peoples' financial advisors, as to the fairness of the merger consideration to be paid to the Peoples shareholders from a financial point of view;

     o The general structure of the transaction and the compatibility of management and business philosophy of Peoples and S&T;

     o The likelihood of receiving the requisite regulatory approvals in a timely manner; and

     o The ability of the combined enterprise to compete in relevant banking and non-banking markets.

In making its determination, the Board of Directors did not ascribe relative weights to the factors that they considered.

     The Board of Directors believes that the transactions contemplated by the agreement are in the best interests of Peoples and its shareholders.

     The Board of Directors unanimously recommends that shareholders vote FOR approval of the agreement.

TERMS OF THE MERGER

     On the date of the closing of the transactions contemplated by the agreement, there will be a series of sequential, but, in effect, simultaneous, transactions. First, Peoples will merge with and into S&T Merger Subsidiary, a wholly owned subsidiary of S&T, formed solely for the purpose of effecting the acquisition of Peoples and PFC Bank, with Peoples as the surviving entity and a wholly-owned subsidiary of S&T. Immediately after, but in effect simultaneously with, this merger, Peoples will merge ("intermediary merger") with and into S&T, with S&T as the surviving corporation. Also, immediately after, but in effect simultaneously with, the intermediary merger, PFC Bank (which, after the intermediary merger, will be a wholly-owned subsidiary of S&T) will merge ("bank merger") with and into S&T Bank, with S&T Bank as the surviving Pennsylvania chartered bank and wholly-owned subsidiary of S&T Bancorp. Each of the intermediary merger and the bank merger will be undertaken pursuant to separate agreements and plans of merger.

     As consideration for the merger, each outstanding share of Peoples common stock, outstanding immediately prior to the consummation of the merger (other than shares in the treasury, shares as to which dissenters' rights have been asserted and duly perfected under Pennsylvania Law, and shares held by S&T or its subsidiaries in other than a fiduciary capacity) shall be converted into and represent the right to receive $52.50 in cash. We expect the aggregate amount of merger consideration to be paid by S&T in connection with the merger expected to be approximately $87.4 million.

     As a result of these transactions, on the effective date, of the merger, the separate existence of each of S&T Merger Subsidiary, Peoples and PFC Bank will cease. S&T will succeed to the rights, benefits and obligations of each of S&T Merger Subsidiary and Peoples. S&T Bank will succeed to the rights, benefits and obligations of PFC Bank, each in accordance with provisions of the agreement and the respective agreements and plans of merger.

SURRENDER OF CERTIFICATES

     As soon as practical after the effective date of the merger, the payment agent, American Stock Transfer and Trust Company, will mail a letter of transmittal, together with instructions for the exchange of certificates for cash to all shareholders of Peoples common stock. Until exchanged, each certificate representing Peoples common stock outstanding immediately prior to the Effective Time shall be deemed, for all purposes, to evidence ownership of the merger consideration consisting of the cash in the amount of $52.50, into which each share has been converted.

     PEOPLES' SHAREHOLDERS SHOULD NOT SEND IN THEIR CERTIFICATES UNTIL THEY RECEIVE FURTHER INSTRUCTIONS FROM THE PAYMENT AGENT.

OPINION OF DANIELSON ASSOCIATES

     Peoples retained Danielson Associates to advise the Board of Directors as to its "fair" sale value and the fairness to its shareholders of the financial terms of the offer to be acquired by S&T. Danielson Associates is regularly engaged in the valuation of banks and bank holding companies in connection with mergers, acquisitions, and other securities transactions; and has knowledge of, and experience with, Pennsylvania markets and banking organizations operating in those markets. Danielson Associates was selected by Peoples because of its knowledge of, expertise with, and reputation in the financial services industry.

     Danielson Associates reviewed the agreement with respect to the pricing and other terms and conditions of the merger, but the decision to accept the offer was ultimately made by the Board of Directors. Danielson Associates rendered its opinion to the Board of Directors, which it subsequently confirmed in writing, that as of the date of the opinion, the financial terms of the agreement were "fair" to Peoples and its shareholders from a financial point of view. No limitations were imposed by the Board of Directors upon Danielson Associates with respect to the investigation made or procedures followed by it in arriving at its opinion.

     In arriving at its opinion, Danielson Associates:

     o Reviewed certain business and financial information relating to Peoples and S&T including annual reports for the 1999-2000 fiscal years; call report data from 1990 through December 31, 2001; and the Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q for the 2000 and 2001 fiscal years;

     o Discussed the past and current operations, financial condition and prospects of S&T with its senior executives;

     o Reviewed and compared the financial terms, to the extent publicly available, with comparable transactions;

     o    Reviewed the agreement and certain related documents; and

     o    Considered other factors as it deemed appropriate.

     Danielson Associates did not obtain any independent appraisal of assets or liabilities of Peoples or S&T or their respective subsidiaries. Further, Danielson Associates did not independently verify the information provided by Peoples or S&T and assumed the accuracy and completeness of all such information.

     In arriving at its opinion, Danielson Associates performed a variety of financial analyses. Danielson Associates believes that its analyses must be considered as a whole and that consideration of portions of these analyses could create an incomplete view of the opinion. The preparation of a fairness opinion is a complex process involving subjective judgments and is not necessarily susceptible to partial analysis or summary description.

     In performing the various analyses described above, Danielson Associates made certain assumptions with respect to industry performance, business and economic conditions, and other matters, many of which were beyond Peoples or S&T's control. Any estimates contained in the analyses were not necessarily indicative of future results of value, and the results may be significantly more or less favorable than the estimates. Any estimates of the value of Peoples, PFC Bank, their assets of their securities were not intended to be appraisals, and do not necessarily reflect the prices at which Peoples, PFC Bank, their assets or their securities may actually be sold.

     The following is a summary of selected analyses considered by Danielson Associates in connection with its opinion.

Pro Forma Merger Analyses

     Danielson Associates analyzed the changes in the amount of earnings and book value of S&T represented by the payment of about $87.4 million for all of the outstanding shares of Peoples common stock.

     Based on its review of the operating history of S&T, Danielson Associates opined that S&T's size, capitalization, financial performance over an extended period of time and experience in integrating substantial acquisitions suggest that S&T should be able to integrate Peoples without negatively impacting its financial performance. Also, as the acquisition currency being used by S&T is cash, the primary Peoples shareholder concern was that S&T remain in a strong enough position to complete the acquisition in a reasonable period of time. This seemed likely, based on everything known about S&T.

Comparable Transaction Analysis

     Danielson Associates compared the consideration to be paid in the merger to the latest twelve months earnings and equity capital of Peoples with earnings and capital multiples paid in acquisitions of banks in 2001 in the Northeastern United States. The consideration to be paid pursuant to the merger equals 215% of Peoples' December 31, 2001 book value and 19.3 times the adjusted earnings for the twelve months ended December 31, 2001, excluding a one time payment for the after-tax unrealized securities gain of $16.2 million. The foregoing compares to the median multiples of 204% of book value and 17.5 times earnings for comparable deals in the Northeastern United States.

     In calendar year 2001, the deals most comparable to the S&T acquisition of Peoples were the acquisitions of Pennsylvania banks with aggregate purchase prices in excess of $30 million that used "purchase" accounting. Examples of these acquisitions include Promistar Financial Corporation's acquisition of FNH Corporation, Sovereign Bancorp, Inc.'s purchase of Main Street Bancorp, Inc. and the Parkvale Financial Corporation buying Second National Bank of Masontown. These three acquisitions had a median price of 15 times earnings and 148% of book value.

Discounted Future Earnings and Discounted Dividends Analysis

     Danielson Associates applied present value calculations to Peoples' estimated future earnings and dividend stream under several specific growth and earnings scenarios. This analysis considered, among other things, scenarios for Peoples as an independent institution and as part of another banking organization. The projected dividend streams and terminal values, which were based on a range of earnings multiples, were then discounted to present value using discount rates based on assumptions regarding the rates of return required by holders or prospective buyers of Peoples common stock.

     Danielson Associates estimated the terminal values for Peoples' stock at the end of the period by applying multiples ranges from 10 to 12 times earnings. The dividend streams and terminal values were discounted to present values using different discount rates chosen to reflect different assumptions regarding the required rates of return to holders or prospective buyers of Peoples' common stock. The discounted dividend analysis indicated reference ranges of between $42.39 per share and $51.76 per share for Peoples common stock, which compares favorably to the $52.50 price per share set forth in the agreement. Using discounted future earnings analysis, results in a price in the range of $35.13 and $42.63, which was well below the price set forth in the agreement.

     Discounted dividend and future earnings analyses are widely used valuation methodologies, but the results are highly dependent upon the numerous assumptions that must be made. The results of any one set of assumptions are not necessarily indicative of actual values or future results.

Other Analysis

     In addition to performing the analyses summarized above, Danielson Associates also considered the general market for bank mergers, the historical financial performance of Peoples and S&T, the market positions of both PFC Bank and S&T Bank, and the general economic conditions and prospects of both PFC Bank and S&T Bank.

     No company, bank or transaction used in this composite analysis is identical to Peoples or S&T. Accordingly, the analysis was not solely mathematical; rather it involved complex consideration and judgments concerning differences in financial and operating characteristics of the companies and banks and other factors that could affect the public trading values of the companies or banks to which they are being compared.

     The summary set forth above does not purport to be a complete description of the analyses and procedures performed by Danielson Associates in the course of arriving at its opinions. In payment for its services as the financial advisor to Peoples, Danielson Associates will be paid a fee of $437,000.

     The full text of the opinion of Danielson Associates, dated as of March 19, 2002, which sets forth assumptions made and matters considered, is attached hereto as Appendix B of this proxy statement. Peoples' shareholders are urged to read this opinion in its entirety. Danielson Associates' opinion is directed only to the consideration to be received by the Peoples shareholders in the merger and does not constitute a recommendation to any Peoples shareholder as to how the shareholder should vote at the shareholders meeting.

REPRESENTATIONS AND WARRANTIES; CONDITIONS TO THE MERGER

     The agreement contains representations and warranties by Peoples, S&T, and S&T Merger Subsidiary. Each of S&T and S&T Merger Subsidiary made representations and warranties concerning:

     o    Organization;

     o    Authority to conduct business;

     o Power and authority to enter into the agreement and to consummate the transactions under the agreement; and

     o    Sufficiency of resources available to consummate the transactions.

     Among other things, Peoples made representations and warranties concerning:

     o    Its capitalization;

     o    Its organization;

     o    Its authority to conduct business;

     o Its power and authority to enter into the agreement and to consummate the transactions under the agreement;

     o The completeness, timeliness and sufficiency of certain SEC and regulatory reports for filing and/or filings;

     o    The material accuracy of financial statements;

     o    Its compliance with applicable laws;

     o The absence of certain legal proceedings and other events including material adverse changes in our business or financial condition;

     o    The validity of loans;

     o    Certain tax matters;

     o    Its employee benefit plans;

     o    Certain of its contracts;

     o    The adequacy of insurance coverage, generally;

     o    The absence of undisclosed liabilities;

     o    Certain environmental matters; and

     o    Its properties.

Conditions to Obligations of the Parties

     The obligations of Peoples, S&T, and S&T Merger Subsidiary to effect the merger are subject to a number of conditions that must be satisfied or waived prior to closing. The conditions are set forth in Article V of the agreement. They include the following:

     o    Approval of the agreement by shareholders of Peoples;

     o The parties shall have received all regulatory approvals and any notice periods or waiting periods shall have passed; and

     o All necessary consents or waivers shall have been obtained with respect to any leases, licenses, loans, financing agreements or other contracts or agreements to which Peoples or any of its subsidiaries are a party.

The Obligation of Peoples to Effect the Merger is Subject to the Satisfaction, Among other things, of the following Conditions:

     o Each of the representations S&T and S&T Merger Subsidiary in the agreement must be true and correct on the date of closing of the transactions; and

     o S&T and S&T Merger Subsidiary shall have performed all the obligations and covenants required by the agreement, in all material respects, prior to or on the date if closing.

The Obligations of S&T and S&T Merger Subsidiary to Effect the Merger are Subject to, among other things, Satisfaction of the following conditions:

     o Each of Peoples' representations and warranties in the agreement must be true and correct on the date of closing; and

     o Peoples shall have performed all obligations and covenants required by the agreement, in all material respects, prior to or on the date of the closing.

TERMINATION OF THE TRANSACTION

     The agreement may be terminated at any time before closing the transaction, whether before or after approval and adoption by the shareholders of Peoples, by:

     o    Agreement of the parties;

     o Peoples or S&T in the event of a material breach by the other party of any representation, warranty or covenant, not remedied within 30 days after written notice or any condition precedent to the terminating party's obligation to consummate the transaction is not satisfied, through no fault of the terminating party;

     o Peoples or S&T if the other party has not fulfilled or satisfied any of the conditions to the merger on the date of the closing;

     o Peoples or S&T in the event of failure to consummate the transaction by September 30, 2002, unless the failure to close the transaction is due to the terminating parties' failure to perform or observe its covenants or agreements;

     o Peoples or S&T if the applications to the regulatory authorities for prior approval have been finally denied, and the time period for appeals and request for reconsideration has run, or if a governmental entity issues a final nonappealable order enjoining or otherwise prohibiting the transactions contemplated by the agreement;

     o Peoples or S&T if the shareholders of Peoples do not approve the agreement; or

     o    S&T if:

          o Peoples' Board of Directors fails to recommend approval and adoption of the agreement, or withdraws or modifies (or publicly announces an intention to withdraw or modify) in any adverse manner its approval or recommendation of the agreement;

          o Peoples' Board of Directors makes a public recommendation with respect to any takeover proposal, other than a recommendation to reject the proposal;

          o Peoples takes any action that violates Peoples' obligation not to discuss the sale of Peoples with any third party; or

          o Peoples' Board of Directors resolves to take any of the foregoing actions.

     In the event of termination of the agreement for certain actionable breaches of the agreement, which result in termination, the aggrieved party may receive a termination fee of $250,000 from the other party. Please carefully review Section 6.2 of the agreement, attached to this proxy statement for a detailed description of the termination fee requirements.

EFFECTIVE DATE OF THE MERGER

     The effective date of the will occur on the first business day following satisfaction of the conditions to the merger, other than conditions that relate to actions to be taken at closing. The parties presently expect closing to take place in the third quarter of calendar year 2002.

CERTAIN INCOME TAX CONSEQUENCES

     Income tax laws are complex and each shareholders' individual circumstances may affect the tax consequences to the shareholder. We do not provide any information with respect to the tax consequences to shareholders under applicable state, local, foreign or other tax laws. Each shareholder is urged to consult a tax advisor regarding the federal, state, local, foreign and other tax consequences of the merger applicable to the shareholder.

     The receipt by shareholders of $52.50, in cash consideration, in exchange for each of their shares of Peoples common stock, will be treated as a taxable event to the shareholder with gain or loss recognized by the shareholder, measured by the difference between the aggregate amount of merger consideration the shareholder receives and the shareholder's adjusted tax basis in the Peoples common stock.

REGULATORY AND OTHER APPROVALS

     S&T has filed the regulatory applications required to consummate the transactions contemplated by the agreement, and these applications are pending. Receipt of regulatory approvals is a condition precedent to consummation of the transactions Peoples cannot assure you that any or all of the regulatory approvals will be forth coming or, if received, what the timing of the receipt will be. The requisite applications include:

     o Application to the Federal Deposit Insurance Corporation, for prior approval under the Bank Merger Act for PFC Bank to merger with and into S&T Bank; and

     o Application to the Commonwealth of Pennsylvania Department of Banking for prior approval under the Pennsylvania Banking Code of 1965, as amended, for Peoples to merge with and into S&T, and for PFC Bank to merge with and into S&T Bank.

     In considering the approval of the merger of PFC Bank into S&T Bank, the FDIC must review the financial and managerial resources and future prospects of S&T and Peoples and their respective subsidiary banks, and the convenience and needs of the communities to be served. The FDIC is also required to evaluate whether the transactions would result in a monopoly or would be in furtherance of any combination or conspiracy or attempt to monopolize the business of banking in any part of the United States or otherwise would substantially lessen competition or tend to create a monopoly or which in any manner would be in restrain of trade. If the FDIC determines that there are anti-competitive consequences to the transactions, it will not approve the transactions unless it finds that the anti-competitive effects of the proposed transactions are clearly outweighed in the public interest by the probable effect of the transactions in meeting the convenience and needs of the communities to be served.

     The Pennsylvania Department of Banking will consider whether the transactions would be consistent with adequate and sound banking and in the public interest on the basis of the:

     o    Financial history and condition of the parties in the transaction;
     o    Prospects of the parties;
     o    Character of the management of the parties;
     o    Potential effect of the transactions on competition; and
     o Convenience and needs of the area primarily to be served by the resulting institution.

     In addition to the aforementioned applications and in connection with the transactions contemplated by the agreement, S&T Bank has also made application to the FDIC and the Pennsylvania Department of Banking, for permission to establish a new operating subsidiary to which it will transfer some of the investment activities currently conducted by S&T Investment Company, Inc., a subsidiary of S&T, and PFC Service Corporation, a subsidiary of PFC Bank.

     Because S&T's acquisition of Peoples will occur simultaneously with the merger of PFC Bank with and into S&T Bank, and the transaction requires the prior approval of the FDIC, formal notice or application to the Board of Governors of the Federal Reserve System is not required under applicable federal law for the transactions contemplated by the agreement.

     Peoples and S&T are not aware of any other governmental approvals or actions that are required for consummation of the merger, except as described above. Should any approval or action be required, we contemplate that the approval or action will be sought. We cannot assure you, however, that any approval or action, if needed, can be obtained, would not delay consummation of the transactions contemplated under the agreement and/or would not be conditioned in a manner that would cause the parties to terminate the agreement.

BUSINESS PENDING THE MERGER

     Peoples has agreed to use its reasonable best efforts to preserve its properties, business and relationships with customers, employees and other persons, during the period commencing on March 19, 2002 and ending on the date of the closing of the transactions contemplated by the agreement. Among other things, Peoples will not:

     o Carry on its business other than in the usual, regular, and ordinary course;

     o Pay a dividend or other distribution other than the regular quarterly cash dividends in amounts not in excess of $.22 per share;

     o Issue shares of capital stock, or permit treasury shares to become outstanding;

     o Incur any additional debt obligation or other obligation for borrowed money other than in the ordinary course consistent with past practice;

     o Issue, grant or authorize any rights or effect any recapitalization, reclassification, stock dividend, stock split, or similar change in capitalization, or redeem or repurchase or otherwise acquire any shares of capital stock except for certain shares exempted pursuant to the terms of the agreement;

     o    Amend its Articles of Incorporation or Bylaws;

     o    Merge with any other entity;

     o Dispose of any material assets or acquire any material assets, except as previously disclosed or make any capital expenditure in excess of $20,000, individually, or $150,000 in the aggregate, or except as previously disclosed; or

     o Establish new branches or similar facilities or close existing branches or facilities, or enter into or modify any leases or other contracts.

     In addition, Peoples has agreed not to directly or indirectly solicit, initiate, or engage in any inquiries relating to an acquisition of Peoples by a party other than S&T. However, Peoples may communicate information about a transaction to shareholders, under certain circumstances, after consultation with outside counsel, if management believes that the communication is necessary to comply with the Board of Directors fiduciary duties to shareholders under applicable law. A complete list of all restricted activities is set forth in
Section 4.7 of the agreement. We recommend that you carefully review Section 4.7 of the agreement.

DISSENTERS' RIGHTS

General.

     If the agreement is approved and the merger of Peoples with and into S&T is effected, the Pennsylvania Business Corporation Law of 1988 grants each of the shareholders of Peoples the right to dissent from the transaction and to receive payment of the "fair value" of their shares.

     If you are a shareholder of Peoples and you contemplate exercising your right to dissent, we urge you to read carefully the provisions of Subchapter D of Chapter 15 of the Pennsylvania Business Corporation Law of 1988, which is attached to this proxy statement as Appendix C. We discuss the material provisions of the statute below. The discussion describes the steps that you must take if you want to exercise your right to dissent. You should read this summary and the full text of the law.

     Before the day of the shareholders meeting, send any written notice or demand required concerning your exercise of dissenters' rights to Timothy Reddinger, Secretary, Peoples Financial Corp., Inc., 363 Broad Street, New Bethlehem, Pennsylvania 16242, telephone (814) 275-3133.

Fair Value.

     The term "fair value" means the value of a share of Peoples common stock immediately before the day of the transaction, taking into account all relevant factors, but excluding any appreciation or depreciation in anticipation of the transaction.

Notice of Intention to Dissent.

     If you wish to dissent, you must:

     o File a written notice of intention to demand payment of the fair value of your shares prior to the vote of shareholders on the approval of the agreement at the meeting;

     o Make no change in your beneficial ownership of stock from the date you give notice through the effective date of the merger of Peoples with and into S&T; and

     o    Vote your stock against the approval of the agreement.

     Neither a proxy nor a vote against approval of the agreement satisfies the necessary written notice of intention to dissent.

Notice to Demand Payment.

     If the agreement is approved by the required vote of shareholders, Peoples will mail a notice to all dissenters' who gave due notice of intention to demand payment and who did not vote for approval of the agreement. The notice will state where and when shareholders must deliver a written demand for payment and where to deposit certificates for stock in order to obtain payment. The notice will include a form for demanding payment and a copy of the applicable provisions of Pennsylvania law. The time set for receipt of the demand for payment and deposit of stock certificates will be not less than thirty days from the date of mailing of the notice.

Failure to Strictly Comply with Notice to Demand Payment, etc.

     Each dissenter must take each step in the indicated order and in strict compliance with the statute to maintain his, her or its dissenters' rights. If any dissenter fails to follow the steps, that dissenter will lose his, her or its right to dissent and will receive $52.50, in cash, for each share of Peoples common stock that the shareholder holds.

Payment of Fair Value of Shares.

     Promptly after the transaction, or upon timely receipt of demand for payment if the transaction already has taken place, Peoples will send dissenters, who have deposited their stock certificates, the amount that Peoples estimates to be the fair value of the Peoples common stock. The remittance or notice will be accompanied by:

     o A closing balance sheet and statement of income of Peoples for a fiscal year ending not more than sixteen months before the date of remittance or notice together with the latest available interim financial statements;

     o A statement of Peoples' estimate of the fair value of the Peoples common stock; and

     o A notice of the right of the dissenter to demand supplemental payment, accompanied by a copy of the applicable provisions of Pennsylvania law.

Estimate by Dissenter of Fair Value of Shares.

     If a dissenter believes that the amount stated or remitted by Peoples is less than the fair value of the stock, the dissenter may send an estimate of the fair value of the stock to Peoples. If Peoples remits payment of the estimated value of a dissenters' stock and the dissenter does not file his or her own estimate within thirty days after the mailing by Peoples of its remittance, the dissenter will be entitled to no more than the amount remitted by Peoples.

Valuation Proceeding.

     If any demands for payment remain unsettled within sixty days after the latest to occur of:

     o    The effective date of the merger of Peoples with and into S&T;

     o    Timely receipt by Peoples of any demands for payment; or

     o Timely receipt by Peoples of any estimates by dissenters of the fair value,

then, Peoples may file an application, in the Court of Common Pleas of Armstrong County, requesting that the court determine the fair value of the stock. If this happens, all dissenters, no matter where they reside, whose demands have not been settled, shall be made parties to the proceeding. In addition, a copy of the application will be delivered to each dissenter.

     If Peoples fails to file the application, then any dissenter, on behalf of all dissenters who have made a demand and who have not settled their claim against Peoples, may file an application in the name of Peoples at any time within the 30-day period after the expiration of the 60-day period and request that the Armstrong County Court determine the fair value of the shares. The fair value determined by the Armstrong County Court may, but need not, equal the dissenters' estimates of fair value. If no dissenter files an application, then each dissenter entitled to do so shall be paid Peoples' estimates of the fair value of the Peoples common stock and no more, and may bring an action to recover any amount not previously remitted, plus interest at a rate the Armstrong County Court finds fair and equitable.

     Peoples intends to negotiate in good faith with any dissenting shareholders. If, after negotiation, a claim cannot be settled, then Peoples intends to file an application requesting that the fair value of the Peoples common stock be determined by the Armstrong County Court.

Costs and Expenses.

     The costs and expenses of any valuation proceedings in the Armstrong County Court, including the reasonable compensation and expenses of any appraiser appointed by the Armstrong County Court to recommend a decision on the issue of fair value, will be determined by the Armstrong County Court and assessed against Peoples except that any part of the costs and expenses may be apportioned and assessed by the Armstrong County Court against all or any of the dissenters who are parties and whose action in demanding supplemental payment the Armstrong County Court finds to be dilatory, obdurate, arbitrary, vexatious or in bad faith.

     Peoples shareholders wishing to exercise dissenter's rights are advised to consult their own counsel to insure that they fully and properly comply with the requirements of Pennsylvania law.

                       PROPOSAL 2 - ELECTION OF DIRECTORS



     Nominees for election at the Peoples 2002 Annual Meeting of Shareholders are:

     1.   Frank T. Baker (director since 1984)

     2.   Darl Hetrick (director since 1993)

     3.   Francis E. Kane (director since 1984)

     4.   Timothy P. Reddinger (director since 1998)

     5.   Raleigh B. Robertson (director since 1993)

     6.   Raleigh B. Robertson, Jr. (director since 1995)

     7.   J. Jack Sherman (director since 1995)

     8.   Howard H. Shreckengost (director since 1995)

     9.   William H. Toy (director since 1992)

     Each nominee has consented to serve a one-year term. See pages 6, 7 and 8 for more information regarding each nominee.

     If any nominee is unable to stand for re-election, the Board of Directors may designate a substitute. Proxy holders will vote proxies in favor of a substitute nominee unless the proxies specify otherwise. The Board of Directors has no reason to believe the nine nominees will be unable to serve if elected.

     Cumulative voting rights do not exist with respect to the election of directors. The affirmative vote of the majority of shares present (in person or by proxy and entitled to vote at the annual meeting) is needed to elect a director.

     The Board of Directors recommends a vote FOR the election of the nominees as Directors.

         PROPOSAL 3 - RATIFICATION OF EDWARDS, SAUER & OWENS, CERTIFIED
                   PUBLIC ACCOUNTANTS, AS INDEPENDENT AUDITORS

     The bank's Audit Committee, the Board of Directors and the bank's Board of Directors believe that Edwards, Sauer & Owens* knowledge of Peoples and PFC Bank is invaluable. Edwards, Sauer & Owens, advised Peoples that none of its members has any financial interest in Peoples. Edwards, Sauer & Owens, served as Peoples' independent auditors for the 2001 fiscal year. They assisted Peoples and PFC Bank with the preparation of their federal and state tax returns and provided assistance in connection with regulatory matters, charging PFC Bank for such services at its customary hourly billing rates. The Board of Directors and PFC Bank's Board of Directors approved these non-audit services after due consideration of Edwards, Sauer & Owens' objectivity and after finding them to be wholly independent.

     In the event that the shareholders do not ratify the selection of Edwards, Sauer & Owens, as Peoples' independent auditors for the 2002 fiscal year, the Board of Directors may choose another accounting firm to provide independent public accountant audit services for the 2002 fiscal year. Representatives of Edwards, Sauer & Owens, will attend the annual meeting to answer questions.

     The affirmative vote of the majority of shares present (in person or by proxy and entitled to vote at the annual meeting) is needed to ratify Edwards, Sauer & Owens, as independent auditors for the 2002 fiscal year.

     The Board of Directors recommends a vote FOR the ratification of Edwards, Sauer & Owens, Certified Public Accountants, as independent auditors.

                 SHAREHOLDERS PROPOSALS FOR 2003 ANNUAL MEETING

     Any shareholder who, in accordance with Peoples' Bylaws, wishes to submit a proposal for inclusion in the Peoples proxy statement for its 2003 Annual Meeting of Shareholders must deliver the proposal, in writing, to the Secretary of Peoples Financial Corp., Inc. at its principal executive offices, at 363 Broad Street, New Bethlehem, Pennsylvania 16242, not later than November 1, 2002.

              OTHER MATTERS THAT MAY COME BEFORE THE ANNUAL MEETING

     The Board of Directors knows of no matters other than those referred to in the accompanying Notice of Annual Meeting of Shareholders that properly may come before the annual meeting. However, if any other matter should be properly presented for consideration and voting at the annual meeting or any adjournments of the meeting, the persons named as proxy holders will vote the proxies in what they determine to be the best interest of Peoples.

                      AGREEMENT AND PLAN OF REORGANIZATION

     AGREEMENT AND PLAN OF REORGANIZATION ("Reorganization Agreement" or "Agreement") dated as of March 19, 2002, by and among PEOPLES FINANCIAL CORPORATION, INC. ("Seller"), a Pennsylvania business corporation having its principal executive office at 323 Ford Street, Ford City, Pennsylvania 16226, S&T BANCORP, INC. ("Purchaser"), a Pennsylvania business corporation having its principal executive office at 800 Philadelphia Street, Indiana, Pennsylvania 15701-3921, and S&T MERGER SUBSIDIARY, INC. ("Merger Sub"), a Delaware corporation having its principal executive office at 800 Philadelphia Street, Indiana, Pennsylvania 15701-3921.

                                   WITNESSETH

     WHEREAS, the parties hereto desire that Seller shall be acquired by Purchaser through the merger ("Merger") of Merger Sub with and into Seller, with Seller as the surviving corporation ("Surviving Corporation"), pursuant to an Agreement and Plan of Merger substantially in the form attached hereto as Annex A ("Plan of Merger"); and

     WHEREAS, following the consummation of the Merger, the Surviving Corporation, which shall be a wholly-owned subsidiary of Purchaser following the Merger, shall merge with and into Purchaser ("Intermediary Merger"), pursuant to an Agreement and Plan of Merger ("Intermediary Merger Agreement") in a form to be specified by Purchaser; and

     WHEREAS, following the consummation of the Intermediary Merger, PFC BANK ("Seller Bank"), a banking subsidiary of Seller, which shall be a wholly-owned subsidiary of Purchaser following the Intermediary Merger, shall merge with and into S&T Bank ("Purchaser Bank"), a bank subsidiary of Purchaser ("Bank Merger"), pursuant to an Agreement and Plan of Merger ("Bank Merger Agreement") in a form to be specified by Purchaser; and

     WHEREAS, the parties hereto desire to provide for certain undertakings, conditions, representations, warranties and covenants in connection with the transactions contemplated hereby;

     NOW, THEREFORE, in consideration of the premises and of the mutual representations, warranties and covenants herein contained and intending to be legally bound hereby, the parties hereto do hereby agree as follows:

                                   ARTICLE 1.
                                   DEFINITIONS

     1.1   "Agreement" is defined in the preamble hereto.

     1.2 "Bank Holding Company Act" shall mean the Bank Holding Company Act of 1956, as amended.

     1.3   "Banking Department" shall mean the Pennsylvania Department of
Banking.

     1.4   "Bank Merger" is defined in the recitals hereto.

     1.5   "Bank Merger Agreement" is defined in the recitals hereto.

     1.6   "Claim" is defined in Section 4.9(c) hereof.

     1.7 "Closing Date" shall mean the date specified pursuant to Section 4.8 hereof as the date on which the parties hereto shall close the transactions contemplated herein.

     1.8   "Code" shall mean the Internal Revenue Code of 1986, as amended.

     1.9   "Commission" or "SEC" shall mean the Securities and Exchange
Commission.

     1.10  "Confidentiality Agreement" is defined in Section 4.5 hereof.

     1.11  "Covered Parties" is defined in Section 4.9(d) hereof.

     1.12  "DAI" is defined in Section 2.17 hereof.

     1.13  "PFC Shares" is defined in the Plan of Merger.

     1.14  "Effective Date" shall mean the date specified pursuant to
Section 4.8 hereof as the effective date of the Merger.

     1.15 "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     1.16  "ERISA Affiliate" is defined in Section 2.13(a) hereof.

     1.17 "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

     1.18  "FDIA" shall mean the Federal Deposit Insurance Act.

     1.19  "FDIC" shall mean the Federal Deposit Insurance Corporation.

     1.20 "Federal Reserve Board" shall mean the Board of Governors of the Federal Reserve System.

     1.21  "Indemnified Parties" is defined in Section 4.9(c) hereof.

     1.22 "Insurance Amount" is defined in Section 4.9(e) hereof.

     1.23 "Intellectual Property" means domestic and foreign letters patent, patents, patent applications, patent licenses, software licensed or owned, know-how licenses, trade names, common law and other trademarks, service marks, licenses of trademarks, trade names and/or service marks, trademark registrations and applications, service mark registrations and applications and copyright registrations and applications.

     1.24  "Intermediary Merger" is defined in the recitals hereto.

     1.25  "Intermediary Merger Agreement" is defined in the recitals hereto.

     1.26 "Material Adverse Effect" shall mean, with respect to Seller or Purchaser, as the case may be, a material adverse effect on the business, results of operations or financial condition of such party and any Subsidiary of the party taken as a whole or a material adverse effect on such party's ability to consummate the transactions contemplated hereby; provided, however, that in determining whether a Material Adverse Effect has occurred there shall be excluded any effect on the referenced party the cause of which is (i) any change in banking or similar laws, rules or regulations of general applicability or interpretations thereof by courts or governmental authorities, (ii) any change in generally accepted accounting principles or regulatory accounting requirements applicable to banks or their holding companies generally, (iii) general changes in conditions, including interest rates, in the banking industry or in the global or United States economy or financial markets, with respect to clause (i), (ii) or (iii), to the extent that a change does not materially affect the referenced party to a materially different extent than other similarly situated banking organizations, and (iv) any action or omission of Seller or Purchaser or any Subsidiary of either of them taken with the prior written consent of Purchaser or Seller, as applicable, in contemplation of the Merger.

     1.27  "Merger" is defined in the recitals hereto.

     1.28  "Merger Consideration" is defined in the Plan of Merger.

     1.29  "Merger Sub" is defined in the preamble to this Agreement.

     1.30  "Nasdaq" shall mean the Nasdaq Stock Market.

     1.31  "NYSE" shall mean the New York Stock Exchange.

     1.32  "Plan of Merger" is defined in the recitals hereto.

     1.33 "Previously Disclosed" shall mean disclosed prior to the execution hereof in a letter dated of even date herewith from the party making such disclosure and delivered to the other party prior to the execution hereof.

     1.34 "Proxy Statement" shall mean the proxy statement (or similar documents) together with any supplements thereto sent to the shareholders of Seller to solicit their votes in connection with this Agreement and the Plan of Merger.

     1.35  "Purchaser" is defined in the preamble of this Agreement.

     1.36  "Purchaser Bank" is defined in the recitals hereof.

     1.37 "Rights" shall mean warrants, options, rights, convertible securities and other arrangements or commitments which obligate an entity to issue or dispose of any of its capital stock, and stock appreciation rights, performance units and other similar stock-based rights whether they obligate the issuer thereof to issue stock or other securities or to pay cash.

     1.38 "Reorganization Agreement" is defined in the preamble of this Agreement.

     1.39 "SEC Documents" shall mean all reports and registration statements filed, or required to be filed, by a party hereto pursuant to the Securities Laws.

     1.40  "Securities Act" shall mean the Securities Act of 1933, as amended.

     1.41 "Securities Laws" shall mean the Securities Act; the Exchange Act; the Investment Company Act of 1940, as amended; the Investment Advisers Act of 1940, as amended; the Trust Indenture Act of 1939, as amended; and the rules and regulations of the Commission promulgated thereunder.

     1.42  "Seller" is defined in the preamble of this Agreement.

     1.43  "Seller Bank" is defined in the recitals hereto.

     1.44  "Seller Common Stock" is defined in Section 2.1 hereof.

     1.45  "Seller Employees" is defined in Section 4.9(a) hereof.

     1.46 "Seller Financial Statements" shall mean the consolidated statements of condition of Seller as of December 31, 2001 and 2000 and the related consolidated statements of income, cash flows and changes in shareholders' equity (including related notes, if any) for each of the three years ended, December 31, 2001, 2000 and 1999 respectively, as filed by Seller in SEC Documents.

     1.47  "Seller Plan" is defined in Section 2.13(a) hereof.

     1.48 "Subsidiary" or "Subsidiaries" shall mean with respect to any party, any bank, corporation, partnership or other organization, whether incorporated or unincorporated, which is consolidated with such party for financial reporting purposes.

     1.49  "Surviving Corporation" is defined in the recitals hereto.

     1.50  "Takeover Laws" is defined in Section 2.24 hereof.

     1.51  "Takeover Proposal" is defined in Section 4.7(b)(xiv) hereof.

     1.52 "Tax," collectively, "Taxes" shall mean all taxes, however denominated, including any interest, penalties, criminal sanctions or additions to tax (including, without limitation, any underpayment penalties for insufficient estimated tax payments) or other additional amounts that may become payable in respect thereof (or in respect of a failure to file any Tax Return when and as required), imposed by any federal, state, local or foreign government or any agency or political subdivision of any such government, which taxes shall include, without limiting the generality of the foregoing, all income taxes, payroll and employment taxes, withholding taxes (including withholding taxes in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder or other person or entity), unemployment insurance taxes, social security (or similar) taxes, sales and use taxes, excise taxes, franchise taxes, gross receipts taxes, occupation taxes, real and personal property taxes, stamp taxes, value added taxes, transfer taxes, profits or windfall profits taxes, licenses in the nature of taxes, estimated taxes, severance taxes, duties (custom and others), workers' compensation taxes, premium taxes, environmental taxes (including taxes under Section 59A of the Code), disability taxes, registration taxes, alternative or add-on minimum taxes, estimated taxes, and other fees, assessments, charges or obligations of the same or of a similar nature.

     1.53 "Tax Return," collectively, "Tax Returns" shall mean all returns, reports, estimates, information statements or other written submissions, and any schedules or attachments thereto, required or permitted to be filed pursuant to the statutes, rules and regulations of any federal, state, local or foreign government Tax authority, including but not limited to, original returns and filings, amended returns, claims for refunds, information returns and accounting method change requests.

     1.54  "Trust Account Shares" is defined in the Plan of Merger.

                                   ARTICLE 2.
                    REPRESENTATIONS AND WARRANTIES OF SELLER
                    ----------------------------------------

     Except as Previously Disclosed, Seller hereby represents and warrants to Purchaser and Merger Sub as follows:

     2.1   CAPITAL STRUCTURE OF SELLER

     The authorized capital stock of Seller consists of 5,000,000 shares of common stock, par value $.30 per share ("Seller Common Stock"), 1,665,412 shares of which are issued and outstanding and 107,640 shares of which are held in treasury. As of the date hereof, no shares of Seller Common Stock are reserved for issuance, except as Previously Disclosed. All outstanding shares of Seller Common Stock have been duly authorized and validly issued and are fully paid and nonassessable. Seller does not have and is not bound by any Rights which are authorized, issued or outstanding with respect to the capital stock of Seller except (i) as Previously Disclosed, and (ii) as set forth above. None of the shares of Seller's capital stock has been issued in violation of the preemptive rights of any person.

     2.2   ORGANIZATION, STANDING AND AUTHORITY OF SELLER

     Seller is a duly organized corporation, validly existing and in good standing under the laws of the Commonwealth of Pennsylvania with full corporate power and authority to carry on its business as now conducted and is duly licensed or qualified to do business in the states of the United States and foreign jurisdictions where its ownership or leasing of property or the conduct of its business requires such qualification, except where the failure to be so licensed or qualified would not have a Material Adverse Effect on Seller. Seller is registered as a bank holding company under the Bank Holding Company Act.

     2.3 OWNERSHIP OF SELLER SUBSIDIARIES; CAPITAL STRUCTURE OF SELLER SUBSIDIARIES

     As of the date hereof, Seller does not own, directly or indirectly, 5% or more of the outstanding capital stock or other voting securities of any corporation, bank or other organization except the Seller Subsidiaries and as Previously Disclosed. Seller has Previously Disclosed to Purchaser a list of all of the Seller Subsidiaries, including a summary description of each Subsidiary's activities and the authority under which each Subsidiary is held by Seller or Seller

Bank, as the case may be. Except as Previously Disclosed, the outstanding shares of capital stock or other equity interests of each Seller Subsidiary have been duly authorized and validly issued and are fully paid and (except as provided by applicable law) nonassessable and all such shares or equity interests are directly or indirectly owned by Seller free and clear of all liens, claims and encumbrances. No Seller Subsidiary has or is bound by any Rights which are authorized, issued or outstanding with respect to the capital stock or other equity interests of any Seller Subsidiary and, except as Previously Disclosed, there are no agreements, understandings or commitments relating to the right of Seller to vote or to dispose of said shares. None of the shares of capital stock or other equity interests of any Seller Subsidiary has been issued in violation of the preemptive rights of any person.

     2.4   ORGANIZATION, STANDING AND AUTHORITY OF SELLER SUBSIDIARIES

     Each Seller Subsidiary is a duly organized corporation, banking association or other organization, validly existing and in good standing under applicable laws. Each Seller Subsidiary (i) has full power and authority to carry on its business as now conducted, and (ii) is duly licensed or qualified to do business in the states of the United States and foreign jurisdictions where its ownership or leasing of property or the conduct of its business requires such licensing or qualification, except where failure to be so licensed or qualified would not have a Material Adverse Effect on Seller. Each Seller Subsidiary has all federal, state, local and foreign governmental authorizations necessary for it to own or lease its properties and assets and to carry on its business as it is now being conducted, except where the failure to be so authorized would not have a Material Adverse Effect on Seller.

     2.5   AUTHORIZED AND EFFECTIVE AGREEMENT

           (a) Seller has all requisite corporate power and authority to enter into and perform all of its obligations under this Reorganization Agreement and the Plan of Merger. The execution and delivery of this Reorganization Agreement and the Plan of Merger and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action in respect thereof on the part of Seller, except for the affirmative vote of 70% of the votes cast by the holders of Seller Common Stock entitled to vote thereon, which is the only shareholder vote required to approve the Plan of Merger pursuant to the Pennsylvania Business Corporation Law and Seller's Articles of Incorporation, as amended, and Seller's Bylaws. The Board of Directors of Seller has directed that this Agreement and the Plan of Merger be submitted to Seller's stockholders for approval at a special meeting to be held as soon as practicable.

           (b) Assuming the accuracy of the representation contained in Section 3.2(b) hereof, this Reorganization Agreement and the Plan of Merger constitute legal, valid and binding obligations of Seller, enforceable against it in accordance with their respective terms, subject as to enforceability, to bankruptcy, insolvency and other laws of general applicability relating to or affecting creditors' rights and to general equity principles.

           (c) Neither the execution and delivery of this Reorganization Agreement or the Plan of Merger, nor consummation of the transactions contemplated hereby or thereby, nor compliance by Seller with any of the provisions hereof or thereof shall (i) conflict with or result in a breach of any provision of the articles or certificate of incorporation or association, charter or bylaws of Seller or any Seller Subsidiary, (ii) assuming the consents and approvals contemplated by Section 4.3 hereof and the consents and approvals which are Previously Disclosed are duly obtained, constitute or result in a breach of any term, condition or provision of, or constitute a default under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of Seller or any Seller Subsidiary pursuant to, any note, bond, mortgage, indenture, license, agreement or other instrument or obligation, or (iii) assuming the consents and approvals contemplated by Section 4.3 hereof and the consents and approvals which are Previously Disclosed are duly obtained, violate any order, writ, injunction, decree, statute, rule or regulation applicable to Seller or any Seller Subsidiary, except (in the case of clauses
(ii) and (iii) above) for such violations, rights, conflicts, breaches, creations or defaults which, either individually or in the aggregate, would not have a Material Adverse Effect on Seller.

           (d) Other than as contemplated by Section 4.3 hereof, no consent, approval or authorization of, or declaration, notice, filing or registration with, any governmental or regulatory authority, or any other person, is required to be made or obtained by Seller or any Seller Subsidiary on or prior to the Closing Date in connection with the execution, delivery and performance of this Agreement and the Plan of Merger or the consummation of the transactions contemplated hereby or thereby. As of the date hereof, Seller is not aware of any reason that the condition set forth in Section 5.1(b) of this Agreement, including the proviso thereto, would not be satisfied.

     2.6   SEC DOCUMENTS; REGULATORY FILINGS

     Seller has filed all SEC Documents required by the Securities Laws and such SEC Documents complied, as of their respective dates, in all material respects with the Securities Laws. Seller and each Seller Subsidiary has filed all reports required by statute or regulation to be filed with any federal or state bank regulatory agency, except where the failure to so file would not have a Material Adverse Effect on Seller, and such reports were prepared in accordance with the applicable statutes, regulations and instructions in existence as of the date of filing of such reports in all material respects.

     2.7   FINANCIAL STATEMENTS; BOOKS AND RECORDS; MINUTE BOOKS

     The Seller Financial Statements filed by Seller in SEC Documents prior to the date of this Agreement fairly present, and the Seller Financial Statements filed by Seller after the date of this Agreement will fairly present, the consolidated financial position of Seller and its consolidated Subsidiaries as of the dates indicated and the consolidated income, changes in shareholders' equity and cash flows of Seller and its consolidated Subsidiaries for the periods then ended and each such financial statement has been or will be, as the case may be, prepared in conformity with generally accepted accounting principles applicable to financial institutions applied on a consistent basis except as disclosed therein and except, in the case of unaudited statements, as permitted by Form 10-Q. The books and records of Seller and each Seller Subsidiary fairly reflect in all material respects the transactions to which it is a party or by which its properties are subject or bound. Such books and records have been properly kept and maintained and are in compliance with all applicable legal and accounting requirements in all material respects. The minute books of Seller and each Seller Subsidiary contain records, which are accurate in all material respects of all corporate actions of its shareholders and Board of Directors (including committees of its Board of Directors).

     2.8   MATERIAL ADVERSE CHANGE

     Seller has not, on a consolidated basis, suffered any change in its financial condition, results of operations or business since December 31, 2001, which individually or in the aggregate with any other such changes would constitute a Material Adverse Effect with respect to Seller.

     2.9   ABSENCE OF UNDISCLOSED LIABILITIES

     Neither Seller nor any Seller Subsidiary has any liability (contingent or otherwise), excluding contractually assumed contingencies, that is material to Seller on a consolidated basis, or that, when combined with all similar liabilities, would be material to Seller on a consolidated basis, except as disclosed in the Seller Financial Statements filed with the SEC prior to the date hereof and except for liabilities incurred in the ordinary course of business subsequent to December 31, 2001.

     2.10  PROPERTIES

     Seller and the Seller Subsidiaries have good and marketable title free and clear of all liens, encumbrances, charges, defaults or equitable interests to all of the properties and assets, real and personal, which, individually or in the aggregate, are material to the business of Seller and its Subsidiaries taken as a whole, and which are reflected on the Seller Financial Statements as of December 31, 2001, or acquired after such date, except (i) liens for taxes not yet due and payable, (ii) pledges to secure deposits and other liens incurred in the ordinary course of banking business, (iii) such imperfections of title, easements and encumbrances, if any, as are not material in character, amount or extent and (iv) dispositions and encumbrances for adequate consideration in the ordinary course of business. All leases pursuant to which Seller or any Seller Subsidiary, as lessee, leases real and personal property which, individually or in the aggregate, are material to the business of Seller and its Subsidiaries taken as a whole are valid and enforceable in accordance with their respective terms except where the failure of such lease or leases to be valid and enforceable would not, individually or in the aggregate, have a Material Adverse Effect on Seller. All tangible property used in the business of Seller and its Subsidiaries is in good condition, reasonable wear and tear excepted, and is usable in the ordinary course of business consistent with Seller's past practices.

     2.11  LOANS

           (a) Each loan reflected as an asset in the Seller Financial Statements (i) is evidenced by notes, agreements or other evidences of indebtedness which are true, genuine and what they purport to be, (ii) to the extent secured, has been secured by valid liens and security interests which have been perfected, and (iii) is the legal, valid and binding obligation of the obligor named therein, enforceable in accordance with its terms, subject to bankruptcy, insolvency, fraudulent conveyance and other laws of general applicability relating to or affecting creditors' rights and to general equity principles, in each case other than loans as to which the failure to satisfy the foregoing standards, individually or in the aggregate, would not have a Material Adverse Effect on Seller.

           (b) The allowance for loan losses reflected on the Seller Financial Statements, as of their respective dates, is in all material respects consistent with the requirements of generally accepted accounting principles to provide for reasonably anticipated losses with respect to Seller's loan portfolio based upon information reasonably available at the time.

     2.12  TAX MATTERS

           (a) Seller and each Seller Subsidiary have timely filed federal income tax returns for each year through December 31, 2001 and have timely filed, or caused to be filed, all other Tax Returns required to be filed with respect to Seller or any Seller Subsidiary, except where the failure to file timely such federal income and other Tax Returns would not, in the aggregate, have a Material Adverse Effect on Seller. All Taxes due by or on behalf of Seller or any Seller Subsidiary have been paid or adequate reserves have been established on the Seller Financial Statements for the payment of such Taxes, except where any such failure to pay or establish adequate reserves would not, in the aggregate, have a Material Adverse Effect on Seller. Neither Seller nor any Seller Subsidiary will have any liability for any such Taxes in excess of the amounts so paid or reserves or accruals so established except where such liability would not have a Material Adverse Effect on Seller.

           (b) All Tax Returns filed by Seller and each Seller Subsidiary are complete and accurate in all material respects. Neither Seller nor any Seller Subsidiary is delinquent in the payment of any material Tax, and, except as Previously Disclosed, none of them has requested any extension of time within which to file any Tax Returns which have not since been filed. Except as Previously Disclosed or as fully settled and paid or accrued on the Seller Financial Statements, Seller has not received written notice of any material audit examination, deficiency, adjustment, refund claim or litigation with respect to Tax Returns, paid Taxes, unpaid Taxes or Tax attributes of Seller or any Seller Subsidiary. Except as Previously Disclosed, there are currently no agreements in effect with respect to Seller or any Seller Subsidiary to extend the period of limitations for the assessment or collection of any Tax.

           (c) Neither the transactions contemplated hereby nor the termination of the employment of any employees of Seller or any Seller Subsidiary prior to or following consummation of the transactions contemplated hereby will result in Seller or any Seller Subsidiary (or any successor thereof) making or being required to make any "excess parachute payment" as that term is defined in
Section 280G of the Code.

           (d) Neither Seller nor any Seller Subsidiary is a party to any agreement (other than an agreement exclusively among Seller and the Seller Subsidiaries) providing for the allocation or sharing of, or indemnification for, Taxes.

           (e) Neither Seller nor any Seller Subsidiary is required to include in income any adjustment in any taxable period ending after the date hereof pursuant to Section 481(a) of the Code.

           (f) Neither Seller nor any Seller Subsidiary has executed or entered into any written agreement with any Tax authority conceding or agreeing to any treatment of Taxes or Tax attributes, including, without limitation, an Internal Revenue Service Form 870 or Form 870-AD, closing agreement or special closing agreement, affecting the Seller or any Seller Subsidiary pursuant to Section 7121 of the Code or any predecessor provision thereof or any similar provision of state, local or foreign law, which agreement would have a material impact on the calculation of the Taxes of Purchaser or any Purchaser Subsidiary after the Effective Date.

           (g) For purposes of this Section 2.12, (i) references to Seller and any Seller Subsidiary shall include predecessors thereof and (ii) "Seller Subsidiary" shall include each Subsidiary (as defined in Article 1 hereof) of Seller, and each corporation, partnership, limited liability company, joint venture or other entity which Seller controls directly or indirectly (through one or more intermediaries). For purposes of the previous sentence, "control" means the possession, direct or indirect, of the power either (1) to vote fifty percent (50%) or more of the voting interests of a corporation, partnership, limited liability company, joint venture or other entity, or (2) to direct or cause the direction of the management and policies of a corporation, partnership, limited liability company, joint venture or other entity, whether by contract or otherwise.

     2.13  EMPLOYEE BENEFIT PLANS

           (a) Seller has made available to Purchaser true and complete copies of each Seller Plan. For purposes of this Section 2.13, the term "Seller Plan" means each bonus, deferred compensation, incentive compensation, stock purchase, stock option, severance pay, medical, life or other insurance, profit-sharing, or pension plan, program, agreement or arrangement, and each other employee benefit plan, program, agreement or arrangement, sponsored, maintained or contributed to or required to be contributed to by Seller or by any trade or business, whether or not incorporated, that together with Seller would be deemed a "single employer" under Section 414 of the Code (an "ERISA Affiliate") for the benefit of any employee or director or former employee or former director of Seller or any ERISA Affiliate of Seller.

           (b) With respect to each of the Seller Plans, Seller has made available to Purchaser true and complete copies of each of the following documents: (a) the Seller Plan and related documents (including all amendments thereto); (b) the most recent annual reports, financial statements, and actuarial reports, if any; (c) the most recent summary plan description, together with each summary of material modifications, required under ERISA with respect to such Seller Plan and all material communications relating to each such Seller Plan; and (d) the most recent determination letter received from the IRS with respect to each Seller Plan that is intended to be qualified under the Code and all material communications to or from the IRS or any other governmental or regulatory agency or authority relating to each Seller Plan.

           (c) No liability under Title IV of ERISA has been incurred by Seller or any ERISA Affiliate of Seller that has not been satisfied in full, and no condition exists that presents a material risk to Seller or any ERISA Affiliate of Seller of incurring a liability under such Title, other than liability for premium payments to the Pension Benefit Guaranty Corporation ("PBGC"), which premiums have been or will be paid when due.

           (d) Neither Seller nor, to the knowledge of Seller, any ERISA Affiliate of Seller, nor any of the Seller Plans, nor, to the knowledge of Seller, any trust created thereunder, nor any trustee or administrator thereof has engaged in a prohibited transaction (within the meaning of Section 406 of ERISA and Section 4975 of the Code) in connection with which Seller or any ERISA Affiliate of Seller could reasonably be expected to, either directly or indirectly, incur any material liability or material cost.

           (e) Full payment has been made, or will be made in accordance with
Section 404(a)(6) of the Code, of all amounts that Seller or any ERISA Affiliate of Seller is required to pay under Section 412 of the Code or under the terms of the Seller Plans.

           (f) Except as Previously Disclosed, the fair market value of the assets held under each Seller Plan that is subject to Title IV of ERISA equals or exceeds the actuarial present value of all accrued benefits under each such Seller Plan. No reportable event under Section 4043 of ERISA has occurred with respect to any Seller Plan other than any reportable event occurring by reason of the transactions contemplated by this Agreement or a reportable event for which the requirement of notice to the PBGC has been waived.

           (g) None of the Seller Plans is a "multiemployer pension plan," as such term is defined in Section 3(37) of ERISA, a "multiple employer welfare arrangement," as such term is defined in Section 3(40) of ERISA, or a single employer plan that has two or more contributing sponsors, at least two of whom are not under common control, within the meaning of Section 4063(a) of ERISA.

           (h) A favorable determination letter has been issued by the Internal Revenue Service with respect to each of the Seller Plans that is intended to be "qualified" within the meaning of Section 401(a) of the Code to the effect that such plan is so qualified and, to the knowledge of Seller, no condition exists that could adversely affect the qualified status of any such Seller Plan. Each of the Seller Plans that is intended to satisfy the requirements of Section 125 or 501(c)(9) of the Code satisfies such requirements in all material respects. Each of the Seller Plans has been operated and administered in all material respects in accordance with its terms and applicable laws, including but not limited to ERISA and the Code.

           (i) There are no actions, suits or claims pending, or, to the knowledge of Seller, threatened or anticipated (other than routine claims for benefits) against any Seller Plan, the assets of any Seller Plan or against Seller or any ERISA Affiliate of Seller with respect to any Seller Plan. There is no judgment, decree, injunction, rule or order of any court, governmental body, commission, agency or arbitrator outstanding against or in favor of any Seller Plan or any fiduciary thereof (other than rules of general applicability). There are no pending or, to the knowledge of Seller, threatened audits, examinations or investigations by any governmental body, commission or agency involving any Seller Plan.

           (j) The consummation of the transactions contemplated by this Agreement will not result in, and is not a precondition to, (i) any current or former employee or director of Seller or any ERISA Affiliate of Seller becoming entitled to severance pay, unemployment compensation or any similar payment,
(ii) any acceleration in the time of payment or vesting, or increase in the amount, of any compensation due to any such current or former employee or director, or (iii) any renewal or extension of the term of any agreement regarding compensation for any such current or former employee or director.

     2.14  CERTAIN CONTRACTS

           (a) Neither Seller nor any Seller Subsidiary is a party to, or is bound by, (i) any material contract as defined in Item 601(b)(10) of Regulation S-K of the SEC or any other material contract or similar arrangement whether or not made in the ordinary course of business (other than loans or loan commitments and funding transactions in the ordinary course of business of any Seller Subsidiary) or any agreement restricting the nature or geographic scope of its business activities in any material respect, (ii) any agreement, indenture or other instrument relating to the borrowing of money by Seller or any Seller Subsidiary or the guarantee by Seller or any Seller Subsidiary of any such obligation, other than instruments relating to transactions entered into in the ordinary course of business, or (iii) any contract, agreement or understanding with a labor union, in each case whether written or oral.

           (b) Neither Seller nor any Seller Subsidiary is in default under any material agreement, commitment, arrangement, lease, insurance policy or other instrument whether entered into in the ordinary course of business or otherwise and whether written or oral, and there has not occurred any event that, with the lapse of time or giving of notice or both, would constitute such a default, except for such defaults which would not, individually or in the aggregate, have a Material Adverse Effect on Seller.

           (c) Except as Previously Disclosed, Neither Seller nor any Seller Subsidiary is a party to any transaction (other than agreements Previously Disclosed in connection with Section 2.14(a) hereof) with (i) any person who has been an executive officer or a director of Seller, (ii) any spouse of any such officer or director, (iii) any parent, child, brother, sister or other family relation of any such officer or director who has the same home as such officer or director, (iv) any corporation or other entity of which such officer or director or any such family relation is an officer, director, partner, or greater than 5% interest holder (based on percentage of ownership of voting securities) or (v) any "affiliate" or "associate" of any such persons (as such terms are defined in the rules and regulations promulgated under the Securities
Act), including without limitation, (x) any transaction involving a contract, agreement, or other arrangement providing for the employment of, furnishing of materials, products or services by, rental of real or personal property from, or otherwise requiring payments to, any such person or entity, and (y) loans (including any loan guaranty) outstanding at the date hereof, but not (z) deposit accounts maintained at Seller in the ordinary course of its banking business.

     2.15  LEGAL PROCEEDINGS

     Except as Previously Disclosed, there are no actions, suits or proceedings instituted, pending or, to the knowledge of Seller or any Seller Subsidiary, threatened (or unasserted but considered probable of assertion and which if asserted would have at least a reasonable probability of an unfavorable outcome) against Seller or any Seller Subsidiary or against any asset, interest or right of Seller or any Seller Subsidiary as to which there is a reasonable probability of an unfavorable outcome and which, if such an unfavorable outcome was rendered, would, individually or in the aggregate, have a Material Adverse Effect on Seller. To the knowledge of Seller or any Seller Subsidiary, there are no actual or threatened actions, suits or proceedings which present a claim to restrain or prohibit the transactions contemplated herein or to impose any material liability in connection therewith as to which there is a reasonable probability of an unfavorable outcome and which, if such an unfavorable outcome was rendered, would, individually or in the aggregate, have a Material Adverse Effect on Seller. There are no actions, suits or proceedings instituted, pending or, to the knowledge of Seller or any Seller Subsidiary, threatened (or unasserted but considered probable of assertion and which if asserted would be reasonably expected to have an unfavorable outcome) against any present or, to Seller's knowledge, former director or officer of Seller or any Seller Subsidiary, that would reasonably be expected to give rise to a claim for indemnification and that (i) has a reasonable probability of an unfavorable outcome and (ii) in the event of an unfavorable outcome, would, individually or in the aggregate, have a Material Adverse Effect on Seller.

     2.16  COMPLIANCE WITH LAWS

     Except as Previously Disclosed, Seller and each Seller Subsidiary is in compliance in all material respects with all statutes and regulations applicable to the conduct of its business, and neither Seller nor any Seller Subsidiary has received notification from any agency or department of federal, state or local government (i) asserting a material violation of any such statute or regulation,
(ii) threatening to revoke any license, franchise, permit or government authorization or (iii) restricting or in any way limiting its operations, except for such noncompliance, violations, revocations and restrictions which would not, individually or in the aggregate, have a Material Adverse Effect on Seller. Neither Seller nor any Seller Subsidiary is subject to any regulatory or supervisory cease and desist order, agreement, directive, memorandum of understanding or commitment which would be reasonably expected to have a Material Adverse Effect on Seller, and none of them has received any communication requesting that they enter into any of the foregoing.

     2.17  BROKERS AND FINDERS

     Neither Seller nor any Seller Subsidiary, nor any of their respective officers, directors or employees, has employed any broker, finder or financial advisor or incurred any liability for any fees or commissions in connection with the transactions contemplated herein or the Plan of Merger, except that Seller has engaged and will pay a fee or commission to Danielson Associates, Inc. ("DAI") to perform certain financial advisory services as Previously Disclosed.

     2.18  INSURANCE

     Seller and the Seller Subsidiaries each currently maintains insurance in amounts considered by Seller and any Seller Subsidiary as applicable, to be reasonably necessary for their operations. Neither Seller nor any Seller Subsidiary has received any notice of a material premium increase over current rates or cancellation with respect to any of its insurance policies or bonds, and within the last three years, neither Seller nor any Seller Subsidiary has been refused any insurance coverage sought or applied for, and Seller has no reason to believe that existing insurance coverage cannot be renewed as and when the same shall expire, upon terms and conditions as favorable as those presently in effect, other than possible increases in premiums or unavailability in coverage that have not resulted from any extraordinary loss experience of Seller or any Seller Subsidiary. Seller has Previously Disclosed a list of all outstanding claims as of the date hereof against Seller or any Seller Subsidiary under any insurance policy. The deposits of Seller Bank are insured by the FDIC in accordance with the FDIA, and Seller Bank and its predecessors have paid all assessments and filed all reports required by the FDIA.

     2.19  ENVIRONMENTAL LIABILITY

     Neither Seller nor any Seller Subsidiary has received any written notice of any legal, administrative, arbitral or other proceeding, claim or action and, to the knowledge of Seller and the Seller Subsidiaries, there is no governmental investigation of any nature ongoing, in each case that would reasonably be expected to result in the imposition, on Seller or any Seller Subsidiary of any liability arising under any local, state or federal environmental statute, regulation or ordinance including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which liability would have a Material Adverse Effect on Seller; except as Previously Disclosed, there are no facts or circumstances which would reasonably be expected to form the basis for any such proceeding, claim, action or governmental investigation that would impose any such liability; and neither Seller nor any Seller Subsidiary is subject to any agreement, order, judgment, decree or memorandum by or with any court, governmental authority, regulatory agency or third party imposing any such liability.

     2.20  INTELLECTUAL PROPERTY

     Except as Previously Disclosed, Seller or a Seller Subsidiary owns the entire right, title and interest in and to, or has valid licenses with respect to, all of the Intellectual Property necessary in all material respects to conduct the business and operations of Seller and the Seller Subsidiaries as presently conducted, except where the failure to do so would not, individually or in the aggregate, have a Material Adverse Effect on Seller. The ownership, licensing or use of Intellectual Property by Seller or its Subsidiaries does not, to the knowledge of Seller, conflict with, infringe, misappropriate or otherwise violate the Intellectual Property rights of any other person or entity. None of such Intellectual Property is subject to any outstanding order, decree, judgment, stipulation, settlement, lien, charge, encumbrance or attachment, which order, decree, judgment, stipulation, settlement, lien, charge, encumbrance or attachment would have a Material Adverse Effect on Seller. Except as Previously Disclosed, upon consummation of the transactions contemplated by this Agreement Purchaser and the Purchaser Subsidiaries will be entitled to continue to use all such Intellectual Property without the payment of any fees, licenses or other payments (other than ongoing payments required under license agreements for software used by Seller or the Seller Subsidiaries in Previously Disclosed amounts consistent with past practice).

     2.21  RISK MANAGEMENT INSTRUMENTS

     All interest rate swaps, caps, floors, option agreements, futures and forward contracts and other similar risk management arrangements to which Seller or a Seller Subsidiary is a party, whether entered into for Seller's own account, or for the account of one or more of the Seller Subsidiaries or their customers, were entered into (i) in accordance with prudent business practices and all applicable laws, rules, regulations and regulatory policies and (ii) with counterparties believed to be financially responsible at the time; and each of them constitutes the valid and legally binding obligation of Seller or one of the Seller Subsidiaries, enforceable in accordance with its terms (except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent transfer and similar laws of general equity principles), and neither Seller nor any Seller Subsidiary nor to Seller's knowledge, any other party thereto, is in breach of any of its obligations under any such agreement or arrangement. Seller has previously made available to Purchaser all of such agreements and arrangements that are in effect as of the date of this Agreement.

     2.22  REPURCHASE AGREEMENTS

     With respect to all agreements pursuant to which Seller or any Seller Subsidiary has purchased securities subject to an agreement to resell, if any, Seller or such Seller Subsidiary, as the case may be, has a valid, perfected first lien or security interest in or evidence of ownership in book entry form of the government securities or other collateral securing the repurchase agreements, and the value of such collateral equals or exceeds the amount of the debt secured thereby.

     2.23  CERTAIN INFORMATION

     The information contained in the Proxy Statement, other than information provided by Purchaser, at the time the Proxy Statement is mailed to shareholders of Seller up to and including the time of the Seller's shareholders' meeting to vote upon the Merger, (i) shall comply in all material respects with the applicable provisions of the Securities Laws, and (ii) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading. All information concerning Seller and its directors, officers, shareholders and any Subsidiaries included (or submitted for inclusion) in any application and furnished by it pursuant to Section 4.3 of this Agreement shall be true, correct and complete in all material respects.

     2.24  TAKEOVER LAWS

     Seller has taken all action required to by taken by it in order to exempt this Reorganization Agreement and the Plan of Merger and the transactions contemplated hereby and thereby from, and this Reorganization Agreement and the Plan of Merger and the transactions contemplated hereby and thereby are exempt from, the requirements of any "moratorium," "control share," "fair price," "affiliate transaction," "business combination," or other antitakeover laws and regulations of any state (collectively, "Takeover Laws"), including, without limitation, the Commonwealth of Pennsylvania.

     2.25  FAIRNESS OPINION

     DAI has rendered an opinion to the Board of Directors of Seller, dated the same date as this Agreement, to the effect that, as of such date, the Merger Consideration is fair, from a financial point of view, to the holders of Seller Common Stock. A correct and complete copy of that opinion has been delivered to Purchaser.

                                   ARTICLE 3.
           REPRESENTATIONS AND WARRANTIES OF PURCHASER AND MERGER SUB
           ----------------------------------------------------------

     Except as Previously Disclosed, Purchaser and Merger Sub hereby jointly and severally represent and warrant to Seller as follows:

     3.1  ORGANIZATION, STANDING AND AUTHORITY OF PURCHASER AND MERGER SUB

     Purchaser is a duly organized corporation, validly existing and in good standing under the laws of the Commonwealth of Pennsylvania, with full corporate power and authority to carry on its business as now conducted and is duly licensed or qualified to do business in the states of the United States and foreign jurisdictions where its ownership or leasing of property or the conduct of its business requires such qualification, except where the failure to be so licensed or qualified would not have a Material Adverse Effect on Purchaser.

     Merger Sub is a duly organized corporation, validly existing and in good standing under the laws of the State of Delaware, with full corporate power and authority to carry on its business as now conducted and is duly licensed or qualified to do business in the states of the United States and foreign jurisdictions where its ownership or leasing of property or the conduct of its business requires such qualification, except where the failure to be so licensed or qualified would not have a Material Adverse Effect on Purchaser or Merger Sub.

     3.2   AUTHORIZED AND EFFECTIVE AGREEMENT

           (a) Each of Purchaser and Merger Sub has all requisite corporate power and authority to enter into and perform all of its obligations under this Reorganization Agreement and the Plan of Merger. The execution and delivery of this Reorganization Agreement and the Plan of Merger and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action in respect thereof on the part of Purchaser and Merger Sub.

           (b) Assuming the accuracy of the representation contained in Section 2.5(b) hereof, this Reorganization Agreement and the Plan of Merger constitute legal, valid and binding obligations of Purchaser and Merger Sub, in each case, enforceable against it in accordance with their respective terms subject, as to enforceability, to bankruptcy, insolvency and other laws of general applicability relating to or affecting creditors' rights and to general equity principles.

           (c) No vote of the shareholders of Purchaser is required to approve the transactions contemplated by this Agreement or the Plan of Merger pursuant to the Pennsylvania Business Corporation Law and Purchaser's Articles of Incorporation and Purchaser's Bylaws. The Board of Directors of Purchaser (at a meeting duly called, convened and held) has, by the requisite vote of its directors, declared that the Agreement and the Plan of Merger are advisable and in the best interests of it and its shareholders and approved this Agreement, the Plan of Merger and the transactions contemplated hereby and thereby.

     3.3   CONSENTS AND APPROVALS; NO VIOLATION

           (a) Neither the execution and delivery of this Reorganization Agreement and the Plan of Merger, nor consummation of the transactions contemplated hereby or thereby, nor compliance by Purchaser or Merger Sub with any of the provisions hereof or thereof shall (i) conflict with or result in a breach of any provision of the articles or certificate of incorporation or association, charter or bylaws of Purchaser or any Purchaser Subsidiary; (ii) constitute or result in a breach of any term, condition or provision of, or constitute a default under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of Purchaser or any Purchaser Subsidiary pursuant to, any note, bond, mortgage, indenture, license, agreement or other instrument or obligation; or (iii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to Purchaser or any Purchaser Subsidiary, except (in the case of clauses (ii) and (iii) above) for such violations, rights, conflicts, breaches, creations or defaults which, either individually or in the aggregate, will not have a Material Adverse Effect on Purchaser.

           (b) Except for approvals specified in Section 4.3 hereof and except as expressly referred to in this Reorganization Agreement, no consent, approval or authorization of, or declaration, notice, filing or registration with, any governmental or regulatory authority, or any other person, is required to be made or obtained by Purchaser or Merger Sub on or prior to the Closing Date in connection with the execution, delivery and performance of this Agreement and the Plan of Merger or the consummation of the transactions contemplated hereby or thereby. As of the date hereof, Purchaser is not aware of any reason that the condition set forth in Section 5.1(b) of this Agreement would not be satisfied.

     3.4   LEGAL PROCEEDINGS

     There are no actions, suits or proceedings instituted, pending or, to the knowledge of Purchaser, threatened against Purchaser or any subsidiary of Purchaser which present a claim to restrain or prohibit the transactions contemplated hereby.

     3.5   BROKERS AND FINDERS

     Neither Purchaser nor any subsidiary of Purchaser, nor any of their respective officers, directors or employees, has employed any broker, finder or financial advisor or incurred any liability for any fees or commissions in connection with the transactions contemplated herein or the Plan of Merger, except for Purchaser's retention of Merrill Lynch, Pierce, Fenner & Smith Incorporated to perform certain financial advisory services.

     3.6   FINANCIAL RESOURCES

     Purchaser will have available on the Closing Date sufficient financial resources to enable Purchaser to lawfully satisfy its obligations pursuant to this Agreement and the Plan of Merger and to consummate the Merger. Purchaser has and will have sufficient management and financial resources to obtain the required regulatory and other approvals for the transactions contemplated by this Agreement and the Plan of Merger.

                                   ARTICLE 4.
                                   COVENANTS
                                   ---------

     4.1   SHAREHOLDERS' MEETING

     Seller shall submit this Reorganization Agreement and the Plan of Merger to its shareholders for approval at special meetings to be held as soon as practicable. Subject to the fiduciary duties of the respective Board of Directors of Seller as determined after consultation with counsel, the Board of Directors of Seller shall recommend that the shareholders of Seller vote in favor of such approval.

     4.2   PROXY STATEMENT; REGISTRATION STATEMENT

     As promptly as practicable after the date hereof, Purchaser and Seller shall cooperate in the preparation of the Proxy Statement to be mailed to the shareholders of Seller in connection with this Reorganization Agreement and the transactions contemplated hereby.

     4.3   APPLICATIONS

     As promptly as practicable after the date hereof, and after a reasonable opportunity for review by counsel to Seller, Purchaser shall submit any requisite applications for prior approval of, and notices with respect to, the transactions contemplated herein, in the Plan of Merger, in the Intermediary Merger Agreement and in the Bank Merger Agreement, to (i) the Federal Reserve Board pursuant to Sections 3 and 4 of the Bank Holding Company Act and the Bank Merger Act, (ii) the FDIC pursuant to the 12 U.S.C. [section]1828(c)(2) and 12 CFR Part 362, and (iii) the Banking Department pursuant to Sections 115 and 1603 of the Pennsylvania Banking Code and Sections 201 and 203 of the Pennsylvania Banking Code, and the regulations promulgated thereunder, and each of the parties hereto shall, and they shall cause their respective Subsidiaries to, submit any applications, notices or other filings to any other state or federal government agency, department or body the approval of which is required for consummation of the Merger and the Bank Merger. Seller and Purchaser each represents and warrants to the other that all information concerning it and its directors, officers, shareholders and subsidiaries included (or submitted for inclusion) in any such application and furnished by it shall be true, correct and complete in all material respects.

     4.4   BEST EFFORTS

           (a) Subject to the terms and conditions of this Agreement, Purchaser and Seller shall each use its reasonable best efforts in good faith, and each of them shall cause its Subsidiaries to use their reasonable best efforts in good faith, to (i) furnish such information as may be required in connection with the preparation of the documents referred to in Sections 4.2 and 4.3 above, and (ii) take or cause to be taken all action necessary or desirable on its part so as to permit consummation of the Merger at the earliest possible date, including, without limitation, (1) obtaining the consent or approval of each individual, partnership, corporation, association or other business or professional entity whose consent or approval is required for consummation of the transactions contemplated hereby, provided that neither Seller nor any Seller Subsidiary shall agree to make any payments or modifications to agreements in connection therewith without the prior written consent of Purchaser, which consent shall not be unreasonably withheld and (2) requesting the delivery of appropriate opinions, consents and letters from its counsel and independent auditors. Subject to the terms and conditions of this Agreement, no party hereto shall take or fail to take, or cause or permit its Subsidiaries to take or fail to take, or to the best of its ability permit to be taken or omitted to be taken by any third persons, any action that would substantially impair the prospects of completing the Merger pursuant to this Reorganization Agreement and the Plan of Merger, or that would materially delay such completion.

           (b) Seller shall give prompt notice to Purchaser, and Purchaser shall give prompt notice to Seller, of (i) the occurrence, or failure to occur, of any event which occurrence or failure would be reasonably likely to cause any representation or warranty contained in this Agreement to be untrue or inaccurate at any time from the date hereof to the Closing Date such that the condition set forth in Section 5.2(a) or 5.3(a), as applicable, would not be met if such failure to be true or accurate were to occur or be continuing on the Closing Date, and (ii) any material failure of Seller or Purchaser, as the case may be, to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder, and each party shall use all reasonable best efforts to remedy such failure.

           (c) From the date of this Agreement through the Effective Date, to the extent permitted by law, Seller shall, and shall cause the Seller Subsidiaries to, provide such assistance to Purchaser as shall be reasonably necessary to assist Purchaser in converting and transferring as soon as practicable after the Effective Date all information concerning the loans, deposits and other assets and liabilities of Seller and the Seller Subsidiaries into Purchaser's own data processing system, with a view to facilitating the integration of Purchaser's and Seller's systems and otherwise combining Purchaser's and Seller's operations upon consummation of the Merger. After execution of this Agreement, to the extent permitted by law, Seller shall provide Purchaser with computer file instructions with respect to the information in its data processing system regarding the assets and liabilities of Seller and the Seller Subsidiaries, together with operational procedures designed to implement the transfer of such information to Purchaser, with a view to facilitating the integration of Purchaser's and Seller's systems and otherwise combining Purchaser's and Seller's operations upon consummation of the Merger. After execution of this Agreement, Seller and Purchaser shall each designate an individual to serve as liaison concerning the transfer of data processing information and other similar operational matters and to consult as to whether and when Seller will proceed with its pending data processing conversion.

           (d) Each party shall provide and shall request its auditors to provide the other party with such historical financial information regarding it (and related audit reports and consents) as the other party may reasonably request for disclosure purposes under the Securities Laws.

     4.5   INVESTIGATION AND CONFIDENTIALITY

     Seller and Purchaser each will keep the other advised of all material developments relevant to its business and to consummation of the transactions contemplated herein and in the Plan of Merger. Purchaser and Seller each may make or cause to be made such investigation of the financial and legal condition of the other as such party reasonably deems necessary or advisable in connection with the transactions contemplated herein and in the Plan of Merger, provided, however, that such investigation shall be reasonably related to such
-----------------
transactions and shall not interfere unnecessarily with normal operations. Purchaser and Seller agree to furnish the other and the other's advisors with such financial data and other information with respect to its business and properties as such other party shall from time to time reasonably request. No investigation pursuant to this Section 4.5 shall affect or be deemed to modify any representation or warranty made by, or the conditions to the obligations to consummate the Merger of, any party hereto. Each party hereto shall hold all information furnished by the other party or any of such party's Subsidiaries or representatives pursuant to this Agreement in confidence to the extent required by, and in accordance with, the provisions of the confidentiality agreement, dated March 1, 2002, between Seller and Purchaser (the "Confidentiality Agreement").

     4.6   PRESS RELEASES

     Seller and Purchaser shall agree with each other as to the form and substance of any press release related to this Reorganization Agreement and the Plan of Merger or the transactions contemplated hereby or thereby, and shall consult each other as to the form and substance of other public disclosures related thereto, provided, however, that nothing contained herein shall prohibit
                 -----------------
any party, following notification to the other parties, from making any disclosure which is required by applicable law or Nasdaq rules.

     4.7   ACTIONS PENDING THE MERGER

           (a) Prior to the Closing Date, and except as otherwise provided for by this Reorganization Agreement, the Plan of Merger, or consented to or approved by Purchaser, Seller shall, and shall cause each of its Subsidiaries to, use its reasonable best efforts to preserve its properties, business and relationships with customers, employees and other persons.

           (b) Seller shall not, and shall not permit any of the Seller Subsidiaries to, except with the prior written consent of Purchaser and except as Previously Disclosed or expressly contemplated or permitted by this Agreement or the Plan of Merger:

               (i) carry on its business other than in the usual, regular and ordinary course in substantially the same manner as heretofore conducted;

               (ii) declare, set aside, make or pay any dividend or other distribution in respect of its capital stock other than regular quarterly cash dividends on Seller Common Stock in amounts not in excess of $.22 per share;

               (iii) issue any shares of its capital stock or permit any treasury shares to become outstanding;

               (iv) incur any additional debt obligation or other obligation for borrowed money other than in the ordinary course of business consistent with past practice;

               (v) issue, grant or authorize any Rights or effect any recapitalization, reclassification, stock dividend, stock split or like change in capitalization, or redeem, repurchase or otherwise acquire any shares of its capital stock except for Trust Account Shares and PFC Shares;

               (vi) amend its articles or certificate of incorporation or association or bylaws; impose, or suffer the imposition, on any share of stock of any Seller Subsidiary held by Seller of any lien, charge or encumbrance, or permit any such lien, charge or encumbrance to exist except, in each case, for liens, charges and encumbrances which have been Previously Disclosed;

               (vii) merge with any other corporation, savings association or bank or permit any other corporation, savings association or bank to merge into it or consolidate with any other corporation, savings association or bank; acquire control over any other firm, bank, corporation, savings association or organization or create any Subsidiary;

               (viii) waive or release any material right or cancel or compromise any material debt or claim;

               (ix) fail to comply in any material respect with any material laws, regulations, ordinances or governmental actions applicable to it and to the conduct of its business;

               (x) liquidate or sell or dispose of any material assets or acquire any material assets; except as Previously Disclosed, make any capital expenditure in excess of $20,000 in any instance or $150,000 in the aggregate; or, except as Previously Disclosed, establish new branches or other similar facilities, close existing branches or similar facilities or enter into or modify any leases or other contracts relating thereto;

               (xi) except as Previously Disclosed, increase the rate of compensation of, pay or agree to pay any bonus to, or provide any other employee benefit or incentive to, any of its directors, officers or employees except in a manner consistent with past practice or as required by law or contractual obligation in effect as of the date hereof;

               (xii) change its lending, investment, asset/liability management or other material banking policies in any material respect except as may be required by changes in applicable law;

               (xiii) change its methods of accounting in effect at December 31, 2001, except as required by changes in generally accepted accounting principles concurred in by its independent certified public accountants, or change any of its methods of reporting income, deductions or other items for federal income tax purposes from those employed in the preparation of its federal income tax returns for the year ended December 31, 2001, except as required by applicable law;

               (xiv) authorize or permit any of its officers, directors, employees or agents to directly or indirectly solicit, initiate or encourage any inquiries relating to, or the making of any proposal which constitutes, a Takeover Proposal (as defined below), or, except to the extent legally required for the discharge of the fiduciary duties of its Board of Directors, recommend or endorse any Takeover Proposal, or participate in any discussions or negotiations, or provide third parties with any nonpublic information, relating to any such inquiry or proposal or otherwise facilitate any effort or attempt to make or implement a Takeover Proposal; provided, however, that Seller may
                                       -----------------
communicate information about any such Takeover Proposal to its stockholders if, in the judgment of Seller's Board of Directors, after consultation with outside counsel, such communication is necessary in order to comply with its fiduciary duties to Seller's shareholders required under applicable law. Seller will take all actions necessary or advisable to inform the appropriate individuals or entities referred to in the first sentence hereof of the obligations undertaken herein. Seller will notify Purchaser immediately if any such inquiries or Takeover Proposals are received by, any such information is requested from, or any such negotiations or discussions are sought to be initiated or continued with, Seller, and Seller will promptly inform Purchaser in writing of all of the relevant details with respect to the foregoing. As used in this Agreement, "Takeover Proposal" shall mean any tender or exchange offer, proposal for a merger, consolidation or other business combination involving Seller or any Seller Subsidiary or any proposal or offer to acquire in any manner a substantial equity interest in, or a substantial portion of the assets of, Seller or any Seller Subsidiary other than the transactions contemplated or permitted by this Agreement and the Plan of Merger; or

               (xv) agree to do any of the foregoing.

     4.8   CLOSING; ARTICLES OF MERGER

     The transactions contemplated by this Reorganization Agreement and the Plan of Merger shall be consummated at a closing to be held at such location as the parties shall mutually agree, on the first business day following satisfaction of the conditions to consummation of the Merger set forth in Article 5 hereof (other than such conditions relating to the actions to be taken at the Closing). In connection with such Closing, Merger Sub and Seller shall execute a certificate of merger and shall cause such certificate to be delivered to (i) the Pennsylvania Secretary of State in accordance with Section 1603 of the Pennsylvania Business Corporation Law, and (ii) the Delaware Secretary of State in accordance with Section 251(c) of the Delaware General Corporation Law. The Merger shall be effective at the time and on the date specified in such certificate of merger.

     4.9   SELLER EMPLOYEES; DIRECTORS AND MANAGEMENT; INDEMNIFICATION

           (a) On and after the Effective Date (or as soon thereafter as may be practicable), all persons who are employed by Seller and/or any of the Seller Subsidiaries on such date ("Seller Employees") shall be employed on terms and conditions (including benefits) that in the aggregate are no less favorable with respect to their employment by Purchaser and its Subsidiaries after the Effective Date than those generally afforded to other similarly situated employees of Purchaser or its Subsidiaries, subject to the terms and conditions under which those employee benefits are made available to such employees and provided that (i) for purposes of (A) determining eligibility for and vesting of such employee benefits (and not for pension benefit accrual purposes), (B) determining levels of short-term disability benefits, and vacation benefits, and
(C) if applicable, satisfying any waiting periods concerning "preexisting conditions," service with Seller or a Seller Subsidiary or any predecessor thereto prior to the Effective Date shall be treated as service with an "employer" to the same extent as if such persons had been employees of Purchaser, and (ii) copayments and expenses paid by the Seller Employees prior to the Effective Date under the Seller Plans that provide medical benefits shall be treated as if paid under Purchaser's employee benefit plans that provide medical benefits for purposes of determining satisfaction of copayment and deductible requirements under such Purchaser plans, and provided, further, that
                                                        -----------------
this Section 4.9(a) shall not be construed (A) to limit the ability of Purchaser and its Subsidiaries to terminate the employment of any employee at any time for any reason or to review employee benefits programs from time to time and to make such changes as they deem appropriate or (B) to require Purchaser or its Subsidiaries to provide employees or former employees of Seller or any of its Subsidiaries with post-retirement medical benefits more favorable than those provided to new hires at Purchaser. Purchaser agrees to honor, or to cause the appropriate Purchaser Subsidiary to honor, in accordance with their terms all employment, severance and employee benefit plans, contracts, agreements and arrangements, and understandings Previously Disclosed, provided, however, that
                                                       -----------------
the foregoing shall not prevent Purchaser from amending or terminating any such plan, contract, or agreement in accordance with its terms and applicable law. The continued coverage of the Seller Employees under the employee benefit plans maintained by Seller and/or any Seller Subsidiary immediately prior to the Effective Date (the "Seller Plans") during a transition period of no more than 6 months shall be deemed to provide the Seller Employees with benefits that are no less favorable than those offered to other employees of Purchaser and any Purchaser Subsidiary; provided, that after the Effective Date there is no
                      --------
material reduction in the benefits provided under the Seller Plans. If a Seller Employee's employment is terminated by Purchaser or any Purchaser Subsidiary after the Closing Date, such Seller Employee shall be entitled to severance benefits, with such Seller Employee being given credit for service with Seller or any Seller Subsidiary, from Purchaser or a Purchaser Subsidiary that are not less than the severance benefits that would be paid under the severance benefit plan or program, as in effect from time to time, of Purchaser that applies to similarly situated employees of Purchaser and its Subsidiaries. No provision of this Section 4.9(a) shall create any third party beneficiary rights in any employee or former employee of Seller (including any beneficiary or dependent thereof) in respect of continued employment (or resumed employment) or any other matter.

           (b) Prior to the Effective Date, Seller shall take all actions that may be requested by Purchaser in writing with respect to (i) causing one or more Seller Plans to terminate as of the Effective Date or for benefit accrual and entitlements to cease as of the Effective Date, (ii) causing the continuation on and after the Effective Date of any contract, arrangement or insurance policy relating to any Seller Plan for such period as may be requested by Purchaser, or
(iii) facilitating the merger of any Plan into any Purchaser Plan. Seller shall not authorize the commencement of any purchase period under any Seller Stock Purchase Plan between the date hereof and the termination of this Reorganization Agreement and shall not extend any purchase period that is in effect on the date hereof beyond its originally scheduled date of termination.

           (c) In the event of any threatened or actual claim, action, suit, proceeding or investigation, whether civil, criminal or administrative, including, without limitation, any such claim, action, suit, proceeding or investigation in which any person who is now, or has been at any time prior to the date of this Agreement, or who becomes prior to the Effective Date, a director or officer of Seller (the "Indemnified Parties") is, or is threatened to be, made a party based in whole or in part on, or arising in whole or in part out of, or pertaining to (i) the fact that he is or was a director, officer or employee of Seller, or any Seller Subsidiary or any of their respective predecessors or (ii) this Agreement or the Plan of Merger or any of the transactions contemplated hereby or thereby, whether in any case asserted or arising before or after the Effective Date, the parties hereto agree to cooperate and use their best efforts to defend against and respond thereto. On and after the Effective Date, Purchaser shall indemnify and hold harmless, as and to the fullest extent permitted by law, each such Indemnified Party against any losses, claims, damages, liabilities, costs, expenses (including reasonable attorney's fees and expenses in advance of the final disposition of any claim, suit, proceeding or investigation to each Indemnified Party to the fullest extent permitted by law upon receipt of any undertaking required by applicable law), judgments, fines and amounts paid in settlement in connection with any such threatened or actual claim, action, suit, proceeding or investigation, and in the event of any such threatened or actual claim, action, suit, proceeding or investigation (whether asserted or arising before or after the Effective Date), the Indemnified Parties may retain counsel reasonably satisfactory to them after consultation with Purchaser; provided, however, that (1) Purchaser shall have the right to assume
           -----------------
the defense thereof and upon such assumption Purchaser shall not be liable to any Indemnified Party for any legal expenses of other counsel or any other expenses subsequently incurred by any Indemnified Party in connection with the defense thereof, except that if Purchaser elects not to assume such defense or counsel for the Indemnified Parties reasonably advises the Indemnified Parties that there are issues which raise conflicts of interest between Purchaser and the Indemnified Parties, the Indemnified Parties may retain counsel reasonably satisfactory to them after notification, and Purchaser shall pay the reasonable fees and expenses of such counsel for the Indemnified Parties, (2) Purchaser shall be obligated pursuant to this paragraph to pay for only one firm of counsel for all Indemnified Parties, (3) Purchaser shall not be liable for any settlement effected without its prior written consent (which consent shall not be unreasonably withheld), and (4) Purchaser shall have no obligation hereunder to any Indemnified Party when and if a court of competent jurisdiction shall ultimately determine, and such determination shall have become final and nonappealable, that indemnification of such Indemnified Party in the manner contemplated hereby is prohibited by applicable law. Any Indemnified Party wishing to claim Indemnification under this Section 4.9(c), upon learning of any such claim, action, suit, proceeding or investigation, shall promptly notify Purchaser thereof, provided that the failure of any Indemnified Party to so notify Purchaser shall not relieve it of its obligations hereunder except (and only) to the extent that such failure materially prejudices Purchaser. Purchaser's obligations under this Section 4.9(c) continue in full force and effect for a period of six years from the Effective Date; provided, however,
                                                          -----------------
that all rights to indemnification in respect of any claim (a "Claim") asserted or made within such period shall continue until the final disposition of such Claim.

           (d) Purchaser agrees that all rights to indemnification and all limitations on liability existing in favor of the directors, officers and employees of Seller and any Seller Subsidiary (the "Covered Parties") as provided in their respective articles of incorporation, bylaws or similar governing documents as in effect as of the date of this Agreement with respect to matters occurring prior to the Effective Date shall survive the Merger and shall continue in full force and effect, and shall be honored by such entities or their respective successors as if they were the indemnifying party thereunder, without any amendment thereto, for a period of six years from the Effective Date; provided, however, that all rights to indemnification in respect
                -----------------
of any Claim asserted or made within such period shall continue until the final disposition of such Claim; provided, further, however, that nothing contained in
                           --------------------------
this Section 4.9(d) shall be deemed to preclude the liquidation, consolidation or merger of Seller or any Seller Subsidiary, in which case all of such rights to indemnification and limitations on liability shall be deemed to so survive and continue as an obligation of Purchaser or the successor to Seller or the Seller Subsidiary notwithstanding any such liquidation, consolidation or merger.

           (e) Purchaser, from and after the Effective Date will use its reasonable best efforts directly or indirectly to cause the persons who served as directors or officers of Seller on or before the Effective Date to be covered by Seller's existing directors' and officers' liability insurance policy (provided that Purchaser may substitute therefor policies of at least the same coverage and amounts containing terms and conditions which are not less advantageous than such policy) but in no event shall any insured person be entitled under this Section 4.9(e) to insurance coverage more favorable than that provided to him or her in such capacities as of the date hereof with respect to acts or omissions resulting from their service as such on or prior to the Effective Date. Such insurance coverage, if reasonably available at a reasonable cost relative to the coverage obtained, shall commence on the Effective Date and will be provided for a period of no less than six years after the Effective Date; provided, however, that in no
                                              -----------------
event shall Purchaser be required to expend more than 150% of the current amount expended by Seller (the "Insurance Amount") to maintain or procure insurance coverage pursuant hereto and, provided, further, that the Insurance Amount shall
                              -----------------
be deemed reasonable for purposes of this Section 4.9(e). Seller agrees to renew any such existing insurance or to purchase any "discovery period" insurance provided for thereunder at Purchaser's request.

           (f) In the event Purchaser or any of its successors or assigns
(i) consolidates with or merges into any other person and shall not be the continuing or surviving corporation or entity of such consolidation or merger, or (ii) transfers or conveys all or substantially all of its properties and assets to any person, then, and in each such case, to the extent necessary, proper provision shall be made so that the successors and assigns of Purchaser assume the obligations set forth in this section.

           (g) The provisions of Section 4.9(c), (d), (e) and (f) are intended to be for the benefit of, and shall be enforceable by, each Indemnified Party and their respective heirs and representatives.

           (h) The parties agree to take the further actions Previously Disclosed by Purchaser.

     4.10  SELLER SUBSIDIARIES

     Seller undertakes and agrees that, if so requested by Purchaser, it shall take all necessary action to facilitate the merger of Seller Subsidiaries with Subsidiaries of Purchaser or the dissolution of such Seller Subsidiaries effective at or after the Effective Date; provided however, that in no event
                                          ----------------
shall the Closing be delayed in order to facilitate any such merger or dissolution.

     4.11  TAKEOVER LAWS

     No party hereto shall take any action that would cause the transactions contemplated by this Reorganization Agreement or the Plan of Merger to be subject to the requirements imposed by any Takeover Law, and each of them shall take all necessary steps within its control to exempt (or ensure the continued exemption of) the transactions contemplated by this Reorganization Agreement and the Plan of Merger from, or if necessary challenge the validity or applicability of, any applicable Takeover Law, as now or hereafter in effect.

                                   ARTICLE 5.
                              CONDITIONS PRECEDENT
                              --------------------

     5.1   CONDITIONS PRECEDENT TO OBLIGATIONS OF PURCHASER, MERGER SUB AND
SELLER

     The respective obligations of the parties to effect the Merger shall be subject to satisfaction or waiver of the following conditions at or prior to the Closing Date:

           (a) All corporate action necessary to authorize the execution, delivery and performance of this Reorganization Agreement and the Plan of Merger and consummation of the transactions contemplated hereby and thereby, including without limitation the stockholder approvals contemplated by Section 2.5 hereof, shall have been duly and validly taken;

           (b) The parties hereto shall have received all regulatory approvals required or mutually deemed necessary in connection with the transactions contemplated by this Reorganization Agreement, the Plan of Merger, the Intermediary Merger Agreement and the Bank Merger Agreement, all notice periods and waiting periods required after the granting of any such approvals shall have passed and all conditions contained in any such approval required to have been satisfied prior to consummation of such transactions shall have been satisfied, provided, however, that no such approval shall have imposed any condition or
-----------------
requirement that, in the reasonable good faith opinion of the Board of Directors of Purchaser or Seller so materially and adversely affects the anticipated economic and business benefits to Purchaser or Seller, respectively, of the transactions contemplated by this Agreement as to render consummation of such transactions inadvisable;

           (c) To the extent that any lease, license, loan, financing agreement or other contract or agreement to which Seller or any Seller Subsidiary is a party requires the consent of or waiver from the other party thereto as a result of the transactions contemplated by this Agreement, such consent or waiver shall have been obtained, unless the failure to obtain such consents or waivers, individually or in the aggregate, would not have a Material Adverse Effect on Seller; and

           (d) None of the parties hereto shall be subject to any order, decree or injunction of a court or agency of competent jurisdiction which enjoins or prohibits the consummation of the transactions contemplated by this Reorganization Agreement and the Plan of Merger.

     5.2   CONDITIONS PRECEDENT TO OBLIGATIONS OF SELLER

     The obligations of Seller to effect the Merger shall be subject to satisfaction of the following additional conditions at or prior to the Closing Date unless waived by Seller pursuant to Section 6.4 hereof:

           (a) The representations and warranties of Purchaser and Merger Sub set forth in Article 3 hereof shall be true and correct in all material respects as of the date of this Reorganization Agreement and as of the Closing Date as though made on and as of the Closing Date (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), except as otherwise contemplated by this Reorganization Agreement or consented to in writing by Seller; provided, however, that (i) in determining
                                   -----------------
whether or not the condition contained in this paragraph (a) shall be satisfied, no effect shall be given to any exceptions in such representations and warranties relating to materiality or Material Adverse Effect and (ii) the condition contained in this paragraph (a) shall be deemed to be satisfied unless the failure of such representations and warranties to be so true and correct constitute, individually or in the aggregate, a Material Adverse Effect on Purchaser;

           (b) Purchaser and Merger Sub shall have in all material respects performed all obligations and complied with all covenants required by this Reorganization Agreement and the Plan of Merger to be performed or complied with at or prior to the Closing Date; and

           (c) Each of Purchaser and Merger Sub shall have delivered to Seller a certificate, dated the Closing Date and signed by its respective Chairman, CEO, Executive Vice President or Senior Vice President to the effect that the conditions set forth in paragraphs (a) and (b) of this section have been satisfied.

     5.3   CONDITIONS PRECEDENT TO OBLIGATIONS OF PURCHASER AND MERGER SUB

     The respective obligations of Purchaser and Merger Sub to effect the Merger shall be subject to satisfaction of the following additional conditions at or prior to the Closing Date unless waived by Purchaser pursuant to Section 6.4 hereof:

           (a) The representations and warranties of Seller set forth in
Article 2 hereof shall be true and correct in all material respects as of the date of this Reorganization Agreement and as of the Closing Date as though made on and as of the Closing Date (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), except as otherwise contemplated by this Reorganization Agreement or consented to in writing by Purchaser; provided, however, that (i) in determining whether
                            -----------------
or not the condition contained in this paragraph (a) shall be satisfied, no effect shall be given to any exceptions in such representations and warranties relating to materiality or Material Adverse Effect and (ii) the condition contained in this paragraph (a) shall be deemed to be satisfied unless the failure of such representations and warranties to be so true and correct constitute, individually or in the aggregate, a Material Adverse Effect on Seller;

           (b) Seller shall have in all material respects performed all obligations and complied with all covenants required by this Reorganization Agreement and the Plan of Merger to be performed or complied with at or prior to the Closing Date; and

           (c) Seller shall have delivered to Purchaser and Merger Sub a certificate, dated the Closing Date and signed by its Chairman, President and Chief Executive Officer or any Executive Vice President to the effect that the conditions set forth in paragraphs (a) and (b) of this section have been satisfied.

                                   ARTICLE 6.
                        TERMINATION, WAIVER AND AMENDMENT
                        ---------------------------------

     6.1   TERMINATION

     This Reorganization Agreement and the Plan of Merger may be terminated, either before or after approval by the shareholders of Seller or Purchaser:

           (a) At any time on or prior to the Effective Date, by the mutual consent in writing of the parties hereto;

           (b) At any time on or prior to the Closing Date, by Purchaser in writing, if Seller has, or by Seller in writing, if Purchaser or Merger Sub has, in any material respect, breached (i) any covenant or agreement contained herein or in the Plan of Merger or (ii) any representation or warranty contained herein, and in either case if (x) such breach has not been cured by the earlier of 30 days after the date on which written notice of such breach is given to the party committing such breach or the Closing Date and (y) such breach would entitle the non-breaching party not to consummate the transactions contemplated hereby under Article V hereof;

           (c) On the Closing Date, by Purchaser in writing, if Seller has, or by Seller in writing, if Purchaser has, not fulfilled or satisfied any of the conditions set forth in Article 5 hereof with respect to such party;

           (d) At any time, by any party hereto in writing, if the applications for prior approval referred to in Section 4.3 hereof have been finally denied, and the time period for appeals and requests for reconsideration has run, or if any governmental entity of competent jurisdiction shall have issued a final nonappealable order enjoining or otherwise prohibiting the Merger;

           (e) At any time, by any party hereto in writing, if the shareholders of Seller do not approve the transactions contemplated herein at the special meetings duly called for that purpose; or

           (f) By Purchaser, if (i) Seller's Board of Directors fails to recommend approval and adoption of this Agreement and the Merger by Seller's shareholders or withdraws or modifies (or publicly announces an intention to withdraw or modify) in any adverse manner its approval or recommendation of this Agreement or the Merger; (ii) Seller's Board of Directors makes any public recommendation with respect to any Takeover Proposal other than a recommendation to reject such Takeover Proposal; (iii) Seller takes any action prohibited by 4.7(b)(xiv); or (iv) Seller's Board of Directors resolves to take any of the actions specified above.

           (g) By any party hereto in writing, if the Closing Date has not occurred by the close of business on September 30, 2002 unless the failure of the Closing to occur by such date shall be due to the failure of the party seeking to terminate this Agreement to perform or observe the covenants and agreements set forth herein.

     6.2   EFFECT OF TERMINATION

           (a) In the event this Reorganization Agreement and the Plan of Merger are terminated pursuant to Section 6.1 hereof, this Agreement and the Plan of Merger shall become void and have no effect, except that (i) the provisions relating to confidentiality, fees and expenses set forth in Sections 4.5, 6.2(b) and 7.1 hereof, respectively, shall survive any such termination and (ii) a termination pursuant to Section 6.1(b)(i) or (b)(ii) hereof shall not relieve the breaching party from liability for an uncured willful breach of such covenant or agreement or representation or warranty giving rise to such termination.

           (b) Seller and Purchaser each acknowledge that the other has spent, and will be required to spend, substantial time and effort in examining the business, properties, affairs, financial condition and prospects of the other, has incurred, and will continue to incur, substantial fees and expenses in connection with such examination, the preparation of this Reorganization Agreement and the accomplishment of the transactions contemplated hereby, and will be unable to evaluate and, possibly, make investments in or acquire other entities due to the limited number of personnel available for such purpose and the constraints of time. Therefore, to induce each of the parties to enter into this Reorganization Agreement, in the event this Reorganization Agreement and the Plan of Merger are terminated:

               (i) Any termination of this Agreement pursuant to Sections 6.1(a) or 6.l(g) hereof shall be without cost, expense or liability on the part of any party to the others. Any termination of this Agreement pursuant to Section 6.1(b), 6.1(c) or 6.1(d) hereof shall also be without cost, liability or expense on the part of any party to the others, unless the material breach of a representation or warranty or covenant or the failure to fulfill or satisfy the condition is due to the knowing and intentional misrepresentation or knowing and intentional breach of warranty or breach of any covenant or agreement by a party, in which event: (x) so long as Purchaser shall not have breached its obligations hereunder, if this Agreement is terminated by Purchaser pursuant to
Section 6.1(b) or 6.1 (c) hereof, Seller shall promptly, but in no event later than four (4) business days after such termination, pay Purchaser a fee of $250,000, which amount shall be payable by wire transfer of same day funds; and
(y) so long as Seller shall not have breached its obligations hereunder, if this Agreement is terminated by Seller pursuant to Section 6.1(b) or 6.1(c) hereof, Purchaser shall promptly, but in no event later than four (4) business days after such termination, pay Seller a fee of $250,000, which amount shall be payable by wire transfer of same day funds.

               (ii) So long as Purchaser shall not have breached its obligations hereunder, if this Agreement is terminated by Purchaser pursuant to Section 6.1(e) hereof because of the failure to obtain the required approval of Seller's shareholders and, in the case of termination pursuant to Section 6.1(e) and this clause (ii), if (A) at or prior to the Seller's shareholders meeting a Takeover Proposal shall have been publicly announced or disclosed (whether or not such offer, proposal or announcement or agreement shall have been rejected or shall have been withdrawn prior to the time of such termination or of Seller's shareholders' meeting) and (B)(1) a third party or "group" (within the meaning of Rule 13d-5 under the Exchange Act), directly or indirectly, acquires Seller Common Stock which results in a such third party or "group" having beneficial ownership of 25% or more of the then outstanding Seller Common Stock or (2) a sale, transfer or license (having similar effect as a sale or transfer) of

25% or more of the fair market value of the assets of Seller, other than in the ordinary course of business, or (3) a definitive agreement with respect to any transaction referred to in (1) or (2) is executed by Seller or any of its Subsidiaries, in the case of (1), (2) or (3), within six (6) months following termination of this Reorganization Agreement and the Plan of Merger pursuant to
Section 6.1(e) and this clause (ii), Seller shall promptly, but in no event later than four (4) business days after the satisfaction of all conditions to payment set forth in this clause (ii), pay Purchaser a fee of $3,500,000, which amount shall be payable by wire transfer of same day funds. In the case of termination pursuant to Section 6.1(f), Seller shall promptly, but in no event later than four (4) business days after the date of such termination, pay Purchaser a fee of $3,500,000, which amount shall be payable by wire transfer of same day funds.

                    In the event that either party fails to promptly pay the amount due pursuant to this Section 6.2(b), Seller shall also pay Purchaser, or Purchaser shall pay Seller, as applicable, interest at the rate of 10% per annum on any amounts that are not paid when due, plus all costs and expense in connection with or arising out of the enforcement of the obligation of the party to pay such fee or such interest.

     6.3   SURVIVAL OF REPRESENTATIONS, WARRANTIES AND COVENANTS

     All representations, warranties and covenants in this Reorganization Agreement and the Plan of Merger or in any instrument delivered pursuant hereto or thereto shall expire on, and be terminated and extinguished at, the Effective Date other than covenants that by their terms are to survive or be performed after the Effective Date; provided, that no such representations, warranties or
                          --------
covenants shall be deemed to be terminated or extinguished so as to deprive Purchaser, Merger Sub or Seller (or any director, officer or controlling person thereof) of any defense in law or equity which otherwise would be available against the claims of any person, including, without limitation, any shareholder or former shareholder of either Purchaser or Seller, the aforesaid representations, warranties and covenants being material inducements to the consummation by Purchaser and Seller of the transactions contemplated herein.

     6.4   WAIVER

     Except where not permitted by law, Purchaser and Seller, respectively, by written instrument signed by an executive officer of such party, may at any time (whether before or after approval of this Reorganization Agreement and the Plan of Merger by the shareholders of Purchaser and Seller) extend the time for the performance of any of the obligations or other acts of Seller, on the one hand, or Purchaser or Merger Sub, on the other hand, and may waive (i) any inaccuracies of such parties in the representations or warranties contained in this Agreement, the Plan of Merger or any document delivered pursuant hereto or thereto, (ii) compliance with any of the covenants, undertakings or agreements of such parties, or satisfaction of any of the conditions precedent to its obligations, contained herein or in the Plan of Merger or (iii) the performance by such parties of any of its obligations set out herein or therein; provided, however, that no such waiver, or amendment or supplement contemplated
-----------------
by Section 6.5 hereof, executed after approval of this Reorganization Agreement and the Plan of Merger by the shareholders of Seller shall, without the further approval thereof, change the amount or kind of Merger Consideration.

     6.5   AMENDMENT OR SUPPLEMENT

     This Reorganization Agreement and the Plan of Merger may be amended or supplemented at any time only by mutual agreement of the parties hereto or thereto. Any such amendment or supplement must be in writing and approved by their respective boards of directors and/or officers authorized thereby and shall be subject to the proviso in Section 6.4 hereto.

                                   ARTICLE 7.
                                  MISCELLANEOUS
                                  -------------

     7.1   EXPENSES

     Except as otherwise provided in Section 6.2(b) hereof, each party hereto shall bear and pay all costs and expenses incurred by it in connection with the transactions contemplated in this Reorganization Agreement, including fees and expenses of its own financial consultants, accountants and counsel, except that Purchaser and Seller each shall bear and pay 50% of all printing and mailing costs and filing fees associated with the Proxy Statement.

     7.2   ENTIRE AGREEMENT

     This Reorganization Agreement and the Plan of Merger contain the entire agreement between the parties with respect to the transactions contemplated hereunder and thereunder and supersede all prior arrangements or understandings with respect thereto, written or oral, other than documents referred to herein or therein and the Confidentiality Agreement. The terms and conditions of this Reorganization Agreement and the Plan of Merger shall inure to the benefit of and be binding upon the parties hereto and thereto and their respective successors. Except as specifically set forth herein, or in the Plan of Merger, nothing in this Reorganization Agreement or the Plan of Merger, expressed or implied, is intended to confer upon any party, other than the parties hereto and thereto, and their respective successors, any rights, remedies, obligations or liabilities.

     7.3  NO ASSIGNMENT

     No party hereto may assign any of its rights or obligations under this Reorganization Agreement to any other person.

     7.4  NOTICES

     All notices or other communications which are required or permitted hereunder shall be in writing and sufficient if delivered personally or sent by facsimile transmission or overnight express or by registered or certified mail, postage prepaid, addressed as follows:

     If to Seller:

     Peoples Financial Corporation, Inc.
     363 Broad Street
     P.O. Box 186
     New Bethlehem, Pennsylvania 16242-0186
     Attn:  Raleigh B. Robertson
     Facsimile No:  (814) 275-4172

     With a required copy to:

     Shumaker Williams P.C.
     3425 Simpson Ferry Road (Camp Hill)
     P.O. Box 88
     Harrisburg, Pennsylvania 17108-008
     Attn: Paul A. Adams
     Facsimile No: (717) 763-7419

     If to Purchaser or Merger Sub:

     S&T Bancorp, Inc.
     800 Philadelpia Street
     Indiana, Pennsylvania 15701-3921
     Attn:  James C. Miller
     Facsimile No: (724) 465-1488

     With a required copy to:

     Arnold & Porter
     1600 Tysons Boulevard
     Suite 900
     McLean, VA 22102
     Attn:  Robert B. Ott
     Facsimile No: (703) 720-7399

     7.5   CAPTIONS

     The captions contained in this Reorganization Agreement are for reference purposes only and are not part of this Reorganization Agreement.

     7.6   COUNTERPARTS

     This Reorganization Agreement may be executed in any number of counterparts, and each such counterpart shall be deemed to be an original instrument, but all such counterparts together shall constitute but one agreement.

     7.7   GOVERNING LAW

     This Reorganization Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania applicable to agreements made and entirely to be performed within such jurisdiction, except to the extent federal law may be applicable.

               [Remainder of this page left intentionally blank.]

IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have caused this Reorganization Agreement to be executed in counterparts by their duly authorized officers and their corporate seal to be hereunto affixed and attested by their officers thereunto duly authorized, all as of the day and year first above written.


Attest                                      S&T BANCORP, INC.


/s/ Robert E. Rout                     By:  /s/ James E. Miller
------------------------------              -------------------------------
Robert E. Rout                              James C. Miller
Secretary                                   President & Chief Executive Officer

(SEAL)


Attest                                 S&T MERGER SUBSIDIARY, INC.


s/ Robert E. Rout                      By:  /s/ James E. Miller
------------------------------              -------------------------------
Robert E. Rout                                 James C. Miller
Secretary                                      President

(SEAL)


Attest                                 PEOPLES FINANCIAL CORPORATION, INC.


/s/ Timothy P. Reddinger               By:  /s/ Raleigh B. Robertson
------------------------------              -------------------------------
Tim Reddinger                                Raleigh B. Robertson
Secretary                                    President & Chief Executive Officer

(SEAL)

                                                                         Annex A

                         AGREEMENT AND PLAN OF MERGER OF
                           S&T MERGER SUBSIDIARY, INC.
                                  WITH AND INTO
                       PEOPLES FINANCIAL CORPORATION, INC.


     AGREEMENT AND PLAN OF MERGER ("Plan of Merger") dated as of _______, 2002, by and between PEOPLES FINANCIAL CORPORATION, INC. ("Seller"), a Pennsylvania business corporation having its principal executive office at 323 Ford Street, Ford City, Pennsylvania 16226, S&T MERGER SUBSIDIARY, INC. ("Merger Sub"), a Delaware corporation having its principal executive office at 800 Philadelphia Street, Indiana, Pennsylvania 15701-3921, and S&T BANCORP, INC. ("Purchaser"), a Pennsylvania business corporation having its principal executive office at 800 Philadelphia Street, Indiana, Pennsylvania 15701-3921.

                                   WITNESSETH
                                   ----------

     WHEREAS, the respective Boards of Directors of Seller, Merger Sub and Purchaser deem the merger of Merger Sub with and into Seller, under and pursuant to the terms and conditions herein set forth or referred to, desirable and in the best interests of the respective corporations and their respective shareholders, and the respective Boards of Directors of Seller, Merger Sub and Purchaser have adopted resolutions approving this Plan of Merger and an Agreement and Plan of Reorganization dated of even date herewith ("Reorganization Agreement"); and

     WHEREAS, the parties hereto desire that Seller shall be acquired by Purchaser through the merger of Merger Sub with and into Seller, with Seller as the surviving corporation, subject to the terms and conditions of this Plan of Merger and the Reorganization Agreement;

     NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained, the parties hereto do hereby agree as follows:

                                   ARTICLE 1.
                                     MERGER

     Subject to the terms and conditions of this Plan of Merger, at the Effective Time (as hereinafter defined), Merger Sub shall be merged with and into Seller, pursuant to the provisions of, and with the effect provided in, the Pennsylvania Business Corporation Law and the Delaware General Corporation Law (said transaction being hereinafter referred to as the "Merger"). At the Effective Time, the separate existence of Merger Sub shall cease and Seller, as the surviving entity, shall continue unaffected and unimpaired by the Merger. (Seller as existing on and after the Effective Time being hereinafter sometimes referred to as the "Surviving Corporation.")

                                   ARTICLE 2.
                      ARTICLES OF INCORPORATION AND BY-LAWS

     The Articles of Incorporation and the By-Laws of Merger Sub in effect immediately prior to the Effective Time shall be the Articles of Incorporation and the By-Laws of the Surviving Corporation, in each case until amended in accordance with applicable law.

                                   ARTICLE 3.
                         BOARD OF DIRECTORS AND OFFICERS

     The directors of Merger Sub at the Effective Time shall be the directors of the Surviving Corporation, until the earlier of their resignation or removal or until their respective successors are duly elected and qualified, as the case may be.

                                   ARTICLE 4.
                                     CAPITAL

     Each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall, at the Effective Time, be converted into one share of common stock of the Surviving Corporation.

                                   ARTICLE 5.
                       CONVERSION AND EXCHANGE OF COMPANY
                       SHARES; FRACTIONAL SHARE INTERESTS

     5.1 At the Effective Time, each share of the common stock of Seller, par value $0.01 per share ("Seller Common Stock"), outstanding immediately prior to the Effective Time (except as provided in Sections and ), shall by virtue of the Merger be converted into the right to receive $52.50 in cash (the "Merger Consideration").

     5.2 At the Effective Time, all shares of Seller Common Stock held in the treasury of Seller or owned beneficially by any subsidiary of Seller other than in a fiduciary capacity (the "Trust Account Shares") or in connection with a debt previously contracted ("PFC Shares"), and all shares of Seller Common Stock owned by Purchaser or owned beneficially by any subsidiary of Purchaser other than Trust Account Shares and PFC Shares shall be canceled and no cash, stock or other property shall be delivered in exchange therefor.

     5.3 Notwithstanding any other provisions contained in this Plan of Merger, to the extent required by the Pennsylvania Business Corporation Law, no shares of Seller Common Stock that are issued and outstanding as of the Effective Time and that are held by a shareholder who has properly exercised his appraisal rights (any such shares being referred to herein as "Dissenting Shares ") under applicable law shall be converted into the right to receive the Merger Consideration unless and until the holder shall have failed to perfect, or shall have effectively withdrawn or lost, his right to dissent from the Merger under applicable law and to receive such consideration as may be determined to be due with respect to such Dissenting

Shares pursuant to and subject to the requirements of applicable law. If any such holder shall have failed to perfect or effectively withdrawn or lost such holder's right to dissent from the Merger, each of such holder's shares of Seller Common Stock shall thereupon be deemed to have been converted into and to have become, at the Effective Time, the right to receive the Merger Consideration.

     5.4 As of the Effective Time, Purchaser shall deposit, or shall cause to be deposited, with such bank or trust company as Purchaser shall elect (the "Payment Agent"), for the benefit of the holders of shares of Seller Common Stock, for payment in accordance with this Section 5.4, the Merger Consideration to be paid pursuant to Section 5.1 and deposited pursuant to this Section 5.4 in exchange for outstanding shares of Seller Common Stock. Promptly after the Effective Time, Purchaser shall cause the Payment Agent to mail to each holder of record of a certificate previously representing shares of Seller common Stock (a "Certificate") the following: (i) a letter of transmittal specifying that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon delivery of the Certificates to the Payment Agent, which shall be in a form and contain such provisions as Purchaser and Seller may determine; and (ii) instructions for use in effecting the surrender of the Certificates in payment for the Merger Consideration. Upon the proper surrender of a Certificate to the Payment Agent, together with a properly completed and duly executed letter of transmittal, the holder of such Certificate shall be entitled to receive in payment therefor a check representing the Merger Consideration which such holder has the right to receive in respect of the Certificate surrendered pursuant to the provisions hereof, and the Certificate so surrendered shall forthwith be cancelled. No interest will be paid or accrued on the Merger Consideration. In the event of a transfer of ownership of any shares of Seller Common Stock not registered in the transfer records of Seller, a check for the Merger Consideration may be issued to the transferee if the Certificate representing such Seller Common Stock is presented to the Payment Agent, accompanied by documents sufficient, in the discretion of Purchaser, (i) to evidence and effect such transfer; and (ii) to evidence that all applicable stock transfer taxes have been paid. Any portion of the aggregate Merger Consideration or the proceeds of any investments thereof that remains unclaimed by the shareholders of Seller for six months after the Effective Time shall be repaid by the Payment Agent to Purchaser. Any shareholders of Seller who have not theretofore complied with this Section 5.4 shall thereafter look only to Purchaser for payment of the Merger Consideration deliverable in respect of each share of Seller Common Stock such stockholder holds as determined pursuant to this Plan of Merger without any interest thereon. If outstanding certificates for shares of Seller Common Stock are not surrendered or the payment for them not claimed prior to the date on which such payments would otherwise escheat to or become the property of any governmental unit or agency, the unclaimed items shall, to the extent permitted by abandoned property and any other applicable law, become the property of Purchaser (and to the extent not in its possession shall be paid over to it), free and clear of all claims or interest of any person previously entitled to such claims. Any other provision of this Plan of Merger notwithstanding, neither Purchaser or its agent nor any party to the Merger shall be liable to a holder of Seller Common Stock for any amount paid or property delivered in good faith to a public official pursuant to any applicable abandoned property, escheat or similar law. After the Effective Time, the stock transfer books of Seller shall be closed and no transfer of Seller Common Stock shall thereafter be made or recognized. If after the Effective Time Certificates are presented to Purchaser or the Surviving Corporation, they shall be cancelled and exchanged for the Merger Consideration deliverable in respect thereof pursuant to this Plan of Merger in accordance with the procedures set forth in this Section 5.4.

     5.5 In the event any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming such Certificate to be lost, stolen or destroyed and, if required by Purchaser, the posting by such person of a bond in such amount as Purchaser may reasonably direct as indemnity against any claim that may be made against it with respect to such Certificate, Purchaser or its agent will issue in exchange for such lost, stolen or destroyed Certificate the Merger Consideration to which the holder of such Certificate is entitled pursuant to Section ____.

                                   ARTICLE 6.
                          EFFECTIVE TIME OF THE MERGER

     A certificate of merger evidencing the transactions contemplated herein shall be delivered to the Pennsylvania Secretary of State and the Delaware Secretary of State for filing as provided in the Reorganization Agreement. The Merger shall be effective at the time and on the date specified in such certificate of merger (such date and time being herein referred to as the "Effective Time").

                                   ARTICLE 7.
                               FURTHER ASSURANCES

     If at any time the Surviving Corporation shall consider or be advised that any further assignments, conveyances or assurances are necessary or desirable to vest, perfect or confirm in the Surviving Corporation title to any property or rights of Merger Sub, or otherwise carry out the provisions hereof, the proper officers and directors of Merger Sub, as of the Effective Time, and thereafter the officers of the Surviving Corporation acting on behalf of Merger Sub, shall execute and deliver any and all proper assignments, conveyances and assurances, and do all things necessary or desirable to vest, perfect or confirm title to such property or rights in the Surviving Corporation and otherwise carry out the provisions hereof.

                                   ARTICLE 8.
                              CONDITIONS PRECEDENT

     The obligations of Purchaser, Merger Sub and Seller to effect the Merger as herein provided shall be subject to satisfaction, unless duly waived, of the conditions set forth in the Reorganization Agreement.


                                   ARTICLE 9.
                                   TERMINATION

     Anything contained in the Plan of Merger to the contrary notwithstanding, and notwithstanding adoption hereof by the shareholders of Seller, this Plan of Merger may be terminated and the Merger abandoned as provided in the Reorganization Agreement.

                                   ARTICLE 10.
                                  MISCELLANEOUS

     This Plan of Merger may be amended or supplemented at any time prior to the Effective Time by mutual agreement of Purchaser, Merger Sub and Seller. Any such amendment or supplement must be in writing and approved by their respective Boards of Directors and/or by officers authorized thereby and shall be subject to the proviso in Section 6.4 of the Reorganization Agreement.

     Any notice or other communication required or permitted under this Plan of Merger shall be given, and shall be effective, in accordance with the provisions of the Reorganization Agreement.

     The headings of the several Articles herein are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Plan of Merger.

     This Plan of Merger shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania and the State of Delaware applicable to the internal affairs of Seller and Merger Sub, respectively.

     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have caused this Agreement and Plan of Merger to be executed in counterparts by their duly authorized officers as of the day and year first above written.

S&T BANCORP, INC.


By _______________________
James C. Miller
President & Chief Executive Officer


S&T MERGER SUBSIDIARY, INC.


By _______________________
James C. Miller
President


PEOPLES FINANCIAL CORPORATION, INC.


By ________________________
Raleigh B. Robertson
President & Chief Executive Officer

                                                                     APPENDIX B

                            DANIELSON ASSOCIATES INC
                            6110 EXECUTIVE BOULEVARD
                                    SUITE 504
                         ROCKVILLE, MARYLAND 20852-3903
                               TEL: (301) 468-4884
                               FAX: (301) 468-0013



                                                                 March 19, 2002



Board of Directors
Peoples Financial Corporation, Inc.
363 Broad Street
New Bethlehem, Pennsylvania  16242

Dear Members of the Board:

     Set forth herein is the opinion of Danielson Associates Inc. ("Danielson Associates") as to the "fairness" of the offer by S&T Bancorp ("S&T") of Indiana, Pennsylvania to acquire all of the outstanding common stock of Peoples Financial Corporation ("PFC" or the "Bank") of Ford City, Pennsylvania for $87.4 million. The "fair" sale value is defined at the price at which all of the shares of PFC's common stock would change hands between a willing seller and a willing buyer with each having reasonable knowledge of the relevant facts. In opining to the "fairness" of the offer, it also had to be determined that S&T had the financial strength to complete a cash offer of this magnitude.

     In preparing this opinion, PFC's and S&T's performances were analyzed and their businesses and prospects were reviewed. Also conducted were other financial analyses as we deemed appropriate such as comparable transactions and investment value calculations. Any unique considerations also were considered.

     This opinion is based partly on data supplied to Danielson Associates by PFC, but it relied on some public information all of which is believed to be reliable, but neither the completeness nor accuracy of such information could be guaranteed. In particular, the opinion assumed there are no major asset quality problems at S&T beyond what was stated in recent reports to regulatory agencies.

Page two
March 19, 2002


     In determining the "fair" sale value of PFC, the primary emphasis was on prices paid relative to earnings for banking organizations that had similar financial, structural and market characteristics. These prices also were related to equity capital, also referred to as "book."

     Based on PFC's recent performance, its future prospects and comparisons with similar transactions, it has been determined that PFC's "fair" sale value is between $71.7 and $79 million, or $43.00 and $47.50 per share. Thus, S&T's cash offer of $87.4 million, or $52.50 per share, is a "fair" offer for PFC and its shareholders from a financial point of view.

                                             Respectfully submitted,

                                             /s/  Arnold G. Danielson

                                             Arnold G. Danielson
                                             Chairman
                                             Danielson Associates Inc.

                                   APPENDIX C


                              PENNSYLVANIA STATUTES
                          CONCERNING DISSENTERS' RIGHTS


            PENNSYLVANIA BUSINESS CORPORATION LAW OF 1988, AS AMENDED
                                 SUBCHAPTER 15D

                               DISSENTERS' RIGHTS

Section:

1571.     Application and effect of subchapter.
1572.     Definitions.
1573.     Record and beneficial holders and owners.
1574.     Notice of intention to dissent.
1575.     Notice to demand payment.
1576.     Failure to comply with notice to demand payment, etc.
1577.     Release of restrictions or payment for shares.
1578.     Estimate by dissenter of fair value of shares.
1579.     Valuation proceedings generally.
1580.     Costs and expenses of valuation proceedings.


[section]1571. APPLICATION AND EFFECT OF SUBCHAPTER.

     (a) General rule. Except as otherwise provided in subsection (b), any shareholder of a business corporation shall have the right to dissent from, and to obtain payment of the fair value of his shares in the event of, any corporate action, or to otherwise obtain fair value for his shares, where this part expressly provides that a shareholder shall have the rights and remedies provided in this subchapter. See:

          Section 1906(c) (relating to dissenters' rights upon special treatment).
          Section 1930 (relating to dissenters' rights).
          Section 1931(d) (relating to dissenters' rights in share exchanges).
          Section 1932(c) (relating to dissenters' rights in asset transfers).
          Section 1952(d) (relating to dissenters' rights in division).
          Section 1962(c) (relating to dissenters' rights in conversion).
          Section 2104(b) (relating to procedure).
          Section 2324 (relating to corporation option where a restriction on transfer of a security is held invalid).
          Section 2325(b) (relating to minimum vote requirement).
          Section 2704(c) (relating to dissenters' rights upon election).
          Section 2705(d) (relating to dissenters' rights upon renewal of election).
          Section 2907(a) (relating to proceedings to terminate breach of qualifying conditions).
          Section 7104(b)(3) (relating to procedure).

     (b)  Exceptions.

          (1) Except as otherwise provided in paragraph (2), the holders of the shares of any class or series of shares that, at the record date fixed to determine the shareholders entitled to notice of and to vote at the meeting at which a plan specified in any of section 1930, 1931(d), 1932(c) or 1952(d) is to be voted on, are either:

               (i)  listed on a national securities exchange; or

               (ii) held of record by more than 2,000 shareholders;

               shall not have the right to obtain payment of the fair value of any such shares under this subchapter.

          (2) Paragraph (1) shall not apply to and dissenters' rights shall be available without regard to the exception provided in that paragraph in the case of:

               (i) Shares converted by a plan if the shares are not converted solely into shares of the acquiring, surviving, new or other corporation or solely into such shares and money in lieu of fractional shares.

               (ii) Shares of any preferred or special class unless the articles, the plan or the terms of the transaction entitle all shareholders of the class to vote thereon and require for the adoption of the plan or the effectuation of the transaction the affirmative vote of a majority of the votes cast by all shareholders of the class.

               (iii) Shares entitled to dissenters' rights under section 1906(c)
                     (relating to dissenters' rights upon special treatment).


          (3) The shareholders of a corporation that acquires by purchase, lease, exchange or other disposition all or substantially all of the shares, property or assets of another corporation by the issuance of shares, obligations or otherwise, with or without assuming the liabilities of the other corporation and with or without the intervention of another corporation or other person, shall not be entitled to the rights and remedies of dissenting shareholders provided in this subchapter regardless of the fact, if it be the case, that the acquisition was accomplished by the issuance of voting shares of Peoples to be outstanding immediately after the acquisition sufficient to elect a majority or more of the directors of Peoples.


     (c) Grant of optional dissenters' rights. The bylaws or a resolution of the board of directors may direct that all or a part of the shareholders shall have dissenters' rights in connection with any corporate action or other transaction that would otherwise not entitle such shareholders to dissenters' rights.

     (d) Notice of dissenters' rights. Unless otherwise provided by statute, if a proposed corporate action that would give rise to dissenters' rights under this subpart is submitted to a vote at a meeting of shareholders, there shall be included in or enclosed with the notice of meeting:

          (1) a statement of the proposed action and a statement that the shareholders have a right to dissent and obtain payment of the fair value of their shares by complying with the terms of this subchapter; and

          (2)  a copy of this subchapter.

     (e) Other statutes. The procedures of this subchapter shall also be applicable to any transaction described in any statute other than this part that makes reference to this subchapter for the purpose of granting dissenters' rights.

     (f) Certain provisions of articles ineffective. This subchapter may not be relaxed by any provision of the articles.

     (g) Cross references. See sections 1105 (relating to restriction on equitable relief), 1904 (relating to de facto transaction doctrine abolished) and 2512 (relating to dissenters' rights procedure).


[section]1572. DEFINITIONS.

The following words and phrases when used in this subchapter shall have the meanings given to them in this section unless the context clearly indicates otherwise:

     "Corporation." The issuer of the shares held or owned by the dissenter before the corporate action or the successor by merger, consolidation, division, conversion or otherwise of that issuer. A plan of division may designate which of the resulting corporations is the successor corporation for the purposes of this subchapter. The successor corporation in a division shall have sole responsibility for payments to dissenters and other liabilities under this subchapter except as otherwise provided in the plan of division.

     "Dissenter." A shareholder or beneficial owner who is entitled to and does assert dissenters' rights under this subchapter and who has performed every act required up to the time involved for the assertion of those rights.

     "Fair value." The fair value of shares immediately before the effectuation of the corporate action to which the dissenter objects, taking into account all relevant factors, but excluding any appreciation or depreciation in anticipation of the corporate action.

     "Interest." Interest from the effective date of the corporate action until the date of payment at such rate as is fair and equitable under all of the circumstances, taking into account all relevant factors, including the average rate currently paid by Peoples on its principal bank loans.

[section]1573. RECORD AND BENEFICIAL HOLDERS AND OWNERS.

     (a) Record holders of shares. A record holder of shares of a business corporation may assert dissenters' rights as to fewer than all of the shares registered in his name only if he dissents with respect to all the shares of the same class or series beneficially owned by any one person and discloses the name and address of the person or persons on whose behalf he dissents. In that event, his rights shall be determined as if the shares as to which he has dissented and his other shares were registered in the names of different shareholders.

     (b) Beneficial owners of shares. A beneficial owner of shares of a business corporation who is not the record holder may assert dissenters' rights with respect to shares held on his behalf and shall be treated as a dissenting shareholder under the terms of this subchapter if he submits to Peoples not later than the time of the assertion of dissenters' rights a written consent of the record holder. A beneficial owner may not dissent with respect to some but less than all shares of the same class or series owned by the owner, whether or not the shares so owned by him are registered in his name.

[section]1574. NOTICE OF INTENTION TO DISSENT.

If the proposed corporate action is submitted to a vote at a meeting of shareholders of a business corporation, any person who wishes to dissent and obtain payment of the fair value of his shares must file with Peoples, prior to the vote, a written notice of intention to demand that he be paid the fair value for his shares if the proposed action is effectuated, must effect no change in the beneficial ownership of his shares from the date of such filing continuously through the effective date of the proposed action and must refrain from voting his shares in approval of such action. A dissenter who fails in any respect shall not acquire any right to payment of the fair value of his shares under this subchapter. Neither a proxy nor a vote against the proposed corporate action shall constitute the written notice required by this section.

[section]1575. NOTICE TO DEMAND PAYMENT.


     (a) General rule. If the proposed corporate action is approved by the required vote at a meeting of shareholders of a business corporation, Peoples shall mail a further notice to all dissenters who gave due notice of intention to demand payment of the fair value of their shares and who refrained from voting in favor of the proposed action. If the proposed corporate action is to be taken without a vote of shareholders, Peoples shall send to all shareholders who are entitled to dissent and demand payment of the fair value of their shares a notice of the adoption of the plan or other corporate action. In either case, the notice shall:

          (1) State where and when a demand for payment must be sent and certificates for certificated shares must be deposited in order to obtain payment.

          (2) Inform holders of uncertificated shares to what extent transfer of shares will be restricted from the time that demand for payment is received.

          (3) Supply a form for demanding payment that includes a request for certification of the date on which the shareholder, or the person on whose behalf the shareholder dissents, acquired beneficial ownership of the shares.

          (4)  Be accompanied by a copy of this subchapter.

     (b) Time for receipt of demand for payment. The time set for receipt of the demand and deposit of certificated shares shall be not less than 30 days from the mailing of the notice.

1576. FAILURE TO COMPLY WITH NOTICE TO DEMAND PAYMENT, ETC.

     (a) Effect of failure of shareholder to act. A shareholder who fails to timely demand payment, or fails (in the case of certificated shares) to timely deposit certificates, as required by a notice pursuant to section 1575 (relating to notice to demand payment) shall not have any right under this subchapter to receive payment of the fair value of his shares.

     (b) Restriction on uncertificated shares. If the shares are not represented by certificates, the business corporation may restrict their transfer from the time of receipt of demand for payment until effectuation of the proposed corporate action or the release of restrictions under the terms of section 1577(a) (relating to failure to effectuate corporate action).

     (c) Rights retained by shareholder. The dissenter shall retain all other rights of a shareholder until those rights are modified by effectuation of the proposed corporate action.

[section]1577. RELEASE OF RESTRICTIONS OR PAYMENT FOR SHARES.

     (a) Failure to effectuate corporate action. Within 60 days after the date set for demanding payment and depositing certificates, if the business corporation has not effectuated the proposed corporate action, it shall return any certificates that have been deposited and release uncertificated shares from any transfer restrictions imposed by reason of the demand for payment.

     (b) Renewal of notice to demand payment. When uncertificated shares have been released from transfer restrictions and deposited certificates have been returned, Peoples may at any later time send a new notice conforming to the requirements of section 1575 (relating to notice to demand payment), with like effect.

     (c) Payment of fair value of shares. Promptly after effectuation of the proposed corporate action, or upon timely receipt of demand for payment if the corporate action has already been effectuated, Peoples shall either remit to dissenters who have made demand and (if their shares are certificated) have deposited their certificates the amount that Peoples' estimates to be the fair value of the shares, or give written notice that no remittance under this section will be made. The remittance or notice shall be accompanied by:

          (1) The closing balance sheet and statement of income of the issuer of the shares held or owned by the dissenter for a fiscal year ending not more than 16 months before the date of remittance or notice together with the latest available interim financial statements.

          (2)  A statement of Peoples' estimate of the fair value of the shares.

          (3) A notice of the right of the dissenter to demand payment or supplemental payment, as the case may be, accompanied by a copy of this subchapter.

     (d) Failure to make payment. If Peoples does not remit the amount of its estimate of the fair value of the shares as provided by subsection
          (c), it shall return any certificates that have been deposited and release uncertificated shares from any transfer restrictions imposed by reason of the demand for payment. The corporation may make a notation on any such certificate or on the records of relating to any such uncertificated shares that such demand has been made. If shares with respect to which notation has been so made shall be transferred, each new certificate issued therefore or the records relating to any transferred uncertificated shares shall bear a similar notation, together with the name of the original dissenting holder or owner of such shares. A transferee of such shares shall not acquire by such transfer any rights in Peoples other than those that the original dissenter had after making demand for payment of their fair value.

[section]1578. ESTIMATE BY DISSENTER OF FAIR VALUE OF SHARES.

     (a) General rule. If the business corporation gives notice of its estimate of the fair value of the shares, without remitting such amount, or remits payment of its estimate of the fair value of a dissenter's shares as permitted by section 1577(c) (relating to payment of fair value of shares) and the dissenter believes that the amount stated or remitted is less than the fair value of his shares, he may send to Peoples his own estimate of the fair value of the shares, which shall be deemed a demand for payment of the amount or the deficiency.

     (b) Effect of failure to file estimate. Where the dissenter does not file his own estimate under subsection (a) within 30 days after the mailing by Peoples of its remittance or notice, the dissenter shall be entitled to no more than the amount stated in the notice or remitted to him by Peoples.

1579. VALUATION PROCEEDINGS GENERALLY.

     (a)  General rule. Within 60 days after the latest of:

          (1)  effectuation of the proposed corporate action;

          (2) timely receipt of any demands for payment under Section 1575 (relating to notice to demand payment); or

          (3) timely receipt of any estimates pursuant to section 1578 (relating to estimate by dissenter of fair value of shares);

          if any demands for payment remain unsettled, the business corporation may file in court an application for relief requesting that the fair value of the shares be determined by the court.

     (b) Mandatory joinder of dissenters. All, dissenters, wherever residing, whose demands have not been settled shall be made parties to the proceeding as in an action against their shares. A copy of the application shall be served on each such dissenter. If a dissenter is a nonresident, the copy may be served on him in the manner provided or prescribed by or pursuant to 42 Pa.C.S. Ch. 53 (relating to bases of jurisdiction and interstate and international procedure).

     (c) Jurisdiction of the court. The jurisdiction of the court shall be plenary and exclusive. The court may appoint an appraiser to receive evidence and recommend a decision on the issue of fair value. The appraiser shall have such power and authority as may be specified in the order of appointment or in any amendment thereof.

     (d) Measure of recovery. Each dissenter who is made a party shall be entitled to recover the amount by which the fair value of his shares is found to exceed the amount, if any, previously remitted, plus interest.

     (e) Effect of corporation's failure to file application. If Peoples fails to file an application as provided in subsection (a), any dissenter who made a demand and who has not already settled his claim against Peoples may do so in the name of Peoples at any time within 30 days after the expiration of the 60-day period. If a dissenter does not file an application within the 30-day period, each dissenter entitled to file an application shall be paid Peoples' estimate of the fair value of the shares and no more, and may bring an action to recover any amount not previously remitted.

[section]1580. COSTS AND EXPENSES OF VALUATION PROCEEDINGS.

     (a) General rule. The costs and expenses of any proceeding under section 1579 (relating to valuation proceedings generally), including the reasonable compensation and expenses of the appraiser appointed by the court, shall be determined by the court and assessed against the business corporation except that any part of the costs and expenses may be apportioned and assessed as the court deems appropriate against all or some of the dissenters who are parties and whose action in demanding supplemental payment under section 1578 (relating to estimate by dissenter of fair value of shares) the court finds to be dilatory, obdurate, arbitrary, vexatious or in bad faith.

     (b) Assessment of counsel fees and expert fees where lack of good faith appears. Fees and expenses of counsel and of experts for the respective parties may be assessed as the court deems appropriate against Peoples and in favor of any or all dissenters if Peoples failed to comply substantially with the requirements of this subchapter and may be assessed against either Peoples or a dissenter, in favor of any other party, if the court finds that the party against whom the fees and expenses are assessed acted in bad faith or in a dilatory, obdurate, arbitrary or vexatious manner in respect to the rights provided by this subchapter.

     (c) Award of fees for benefits to other dissenters. If the court finds that the services of counsel for any dissenter were of substantial benefit to other dissenters similarly situated and should not be assessed against Peoples, it may award to those counsel reasonable fees to be paid out of the amounts awarded to the dissenters who were benefited.

                          PEOPLES FINANCIAL CORP., INC.
                                      PROXY

            ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 23, 2002 THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

     The undersigned hereby constitutes and appoints Raleigh B. Robertson and Timothy P. Reddinger and each or any of them, proxies of the undersigned, with full power of substitution to vote all of the shares of Peoples Financial Corp., Inc. that the undersigned may be entitled to vote at the Annual Meeting of Shareholders to be held at the Days Inn, Route 68 and I-80, Clarion, Pennsylvania 16214, on Thursday, May 23, 2002 at 10:00 a.m., prevailing time, and at any adjournment or postponement thereof as follows:

1. Approval and Adoption of the Agreement and Plan of Reorganization dated as of March 19, 2002, by and among Peoples Financial Corporation, Inc., S&T Bancorp, Inc. and S&T Merger Subsidiary, providing, among other things, for the merger of Peoples Financial Corp., Inc. and S&T Merger Subsidiary.

       [  ]  FOR               [  ]  AGAINST               [  ] ABSTAIN

           The Board of Directors recommends a vote FOR this proposal.

2.   ELECTION OF DIRECTORS TO SERVE FOR A ONE-YEAR TERM.

       FRANK T. BAKER                         RALEIGH B. ROBERTSON, JR.
       DARL HETRICK                           J. JACK SHERMAN
       FRANCIS E. KANE                        HOWARD H. SHRECKENGOST
       TIMOTHY P. REDDINGER                   WILLIAM H. TOY
       RALEIGH B. ROBERTSON

     [  ]   FOR all nominees                   [  ]   WITHHOLD AUTHORITY
            listed above (except                      to vote for all nominees
            as marked to the contrary below)          listed above

          The Board of Directors recommends a vote FOR these nominees. (Instruction: to withhold authority to vote for any individual nominee, write that nominee's name on the space provided below.)

3. Ratification of the selection of Edwards, Sauer & Owens, certified public accountants, of Pittsburgh, Pennsylvania, as the independent auditors for the year ending December 31, 2002.

        [  ]  FOR               [  ]  AGAINST               [  ] ABSTAIN


          The Board of Directors recommends a vote FOR these nominees.

4. In their discretion, the proxy holders are authorized to vote upon such other business as may properly come before the meeting and any adjournment or postponement thereof.

This proxy, when properly signed and dated, will be voted in the manner directed by the undersigned shareholders. If no direction is made, this proxy will be voted FOR all nominees listed above and FOR Proposal 2.


Dated: ______________________, 2002         ___________________________
                                                     Signature


                                            ___________________________
Number of Shares Held of Record                      Signature
on April 15, 2002



____________________

THIS PROXY MUST BE DATED, SIGNED BY THE SHAREHOLDER AND RETURNED PROMPTLY TO PEOPLES IN THE ENCLOSED ENVELOPE. WHEN SIGNING AS ATTORNEY, EXECUTOR, ADMINISTRATOR, TRUSTEE OR GUARDIAN, PLEASE GIVE FULL TITLE. IF MORE THAN ONE TRUSTEE, ALL SHOULD SIGN. IF STOCK IS HELD JOINTLY, EACH OWNER SHOULD SIGN.