Form 10-Q
period 2002-03-31
PEOPLES FINANCIAL CORP INC /PA/
filed 2002-05-13
CIK 936948

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
   [X]        QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------


   [ ]       TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    -----------


                         Commission file number    33-88802
                                                --------------


                          PEOPLES FINANCIAL CORP., INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Pennsylvania                               25-1469914
       ------------------------------------------------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable dates:    May 1, 2002
                                                   ------------------

     As of May 1, 2002, there were 1,665,412 shares of the Registrant's common stock, $0.30 par value, outstanding.


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX                                                                                            PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets -
          March 31, 2002 (unaudited), December 31, 2001 and March 31, 2001 (unaudited). . . . .    1

          Consolidated Statements of Income -
          Three months ended March 31, 2002 and 2001 (unaudited). . . . . . . . . . . . . .  . .   2

          Consolidated Statements of Cash Flows -
          Three months ended March 31, 2002 and 2001 (unaudited). . . . . . . . . . . . . . . .    3

          Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . .    4


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation. . . . . . . . . . . . . . . . . . . . .    5

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk. . . . . . . . . . . . . . .  14


PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .  15


ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .   15


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,                                 MARCH 31,
                                                                 2002              DECEMBER 31,             2001
                                                              (UNAUDITED)             2001              (UNAUDITED)
                                                             -------------        -------------        -------------
ASSETS
  Cash and due from banks                                    $  15,675,021        $  14,110,452        $  19,133,971
  Federal funds sold                                            11,500,000            5,000,000           10,425,000
  Available-for-sale securities                                 32,083,097           31,709,475           25,565,583
  Held-to-maturity securities                                   36,640,609           36,005,350           37,433,992
  Federal Home Loan Bank stock, at cost                          1,446,700            1,446,700            1,408,400
  Loans receivable, net                                        230,394,858          227,906,525          213,485,255
  Premises and equipment, net                                    2,623,860            2,702,473            2,948,469
  Other assets                                                   3,260,747            2,818,034            2,624,281
                                                             -------------        -------------        -------------

     TOTAL ASSETS                                            $ 333,624,892        $ 321,699,009        $ 313,024,951
                                                             =============        =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits
     Non-interest bearing                                    $  33,773,392        $  30,867,475        $  31,261,052
     Interest bearing                                          247,951,635          241,702,579          230,128,116
                                                             -------------        -------------        -------------
     Total deposits                                            281,725,027          272,570,054          261,389,168

  FHLB Borrowings                                                        0                    0            5,000,000
  Accrued interest and other liabilities                         9,365,559            8,445,564            9,117,450
                                                             -------------        -------------        -------------

     TOTAL LIABILITIES                                         291,090,586          281,015,618          275,506,618

STOCKHOLDERS' EQUITY
  Common stock, par value                                          531,916              531,916              531,916
  Surplus                                                        3,832,083            3,832,083            3,832,083
  Retained earnings                                             30,224,208           28,593,976           26,068,158
  Accumulated other comprehensive income                        11,895,045           11,674,362           11,035,122
  Treasury stock                                                (3,948,946)          (3,948,946)          (3,948,946)
                                                             -------------        -------------        -------------
     Total stockholders' equity                                 42,534,306           40,683,391           37,518,333
                                                             -------------        -------------        -------------

     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY               $ 333,624,892        $ 321,699,009        $ 313,024,951
                                                             =============        =============        =============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
INTEREST INCOME                                           2002         2001
                                                       ----------   ----------
  Loans                                                $4,404,661   $4,338,747
  Investment securities                                   838,919      832,289
  Interest-bearing deposits                                26,621       97,493
  Federal funds sold                                       51,295      118,257
                                                       ----------   ----------
     Total interest income                              5,321,496    5,386,786

INTEREST EXPENSE
  Deposits                                              2,262,552    2,925,686
  FHLB Borrowings                                               0       83,147
                                                       ----------   ----------
     Total interest expense                             2,262,552    3,008,833
                                                       ----------   ----------
NET INTEREST INCOME                                     3,058,944    2,377,953
PROVISION FOR LOAN LOSSES                                  21,000       15,000
                                                       ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     3,037,944    2,362,953

OTHER INCOME
  Service fees                                            110,493      108,561
  Net investment gains                                  1,251,297      855,875
  Other                                                    25,482       28,952
                                                       ----------   ----------
                                                        1,387,272      993,388
OTHER EXPENSES
  Salaries                                                490,633      464,201
  Pension and other employee benefits                     192,075      196,877
  Occupancy expense                                       237,485      249,830
  Legal and professional                                   65,445       35,094
  Regulatory fees                                          21,157       20,689
  Data processing                                          39,780       62,085
  Other                                                   438,244      453,312
                                                       ----------   ----------
                                                        1,484,819    1,482,088

INCOME BEFORE INCOME TAXES                              2,940,397    1,874,253

PROVISION FOR INCOME TAXES                                943,775      564,207
                                                       ----------   ----------
NET INCOME                                             $1,996,622   $1,310,046
                                                       ==========   ==========
NET INCOME PER SHARE OF COMMON STOCK                   $     1.20   $     0.79
                                                       ==========   ==========
NET INCOME PER SHARE OF COMMON STOCK (FULLY DILUTED)   $     1.20   $     0.79
                                                       ==========   ==========
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME
  PER SHARE OF COMMON STOCK                             1,665,412    1,665,412
                                                       ==========   ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                             2002            2001
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                               $ 1,996,622     $ 1,310,046
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization                                                119,506         132,787
Net investment security gains                                             (1,251,297)       (855,875)
Net accretion/amortization of premiums and discounts                           1,223         (13,686)
Provision for loan losses                                                     21,000          15,000
(Gain)/Loss on sale/disposal of assets                                             0            (878)
Deferred taxes                                                               (21,909)            338
Increase (decrease) in cash due to changes in assets and liabilities:
     Other assets                                                           (445,547)      1,473,242
     Accrued interest and other liabilities                                  828,218         664,515
                                                                         -----------     -----------
  NET CASH FROM OPERATING ACTIVITIES                                       1,247,816       2,725,489

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                     1,764,544       1,188,446
  Proceeds from maturities of securities held to maturity                  5,725,705       2,000,000
  Purchase of available-for-sale securities                                 (552,500)              0
  Purchase of securities held-to-maturity                                 (6,362,187)     (1,956,770)
  Net loans made to customers                                             (2,513,639)        (58,427)
  Purchases of premises and equipment                                        (33,753)       (202,668)
  Proceeds from disposal of premises and equipment                                 0             878
                                                                         -----------     -----------
  NET CASH USED BY INVESTING ACTIVITIES                                   (1,971,830)        971,459

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                 9,154,973       9,383,124
  Dividends paid                                                            (366,390)       (283,120)
                                                                         -----------     -----------
NET CASH FROM FINANCING ACTIVITIES                                         8,788,583       9,100,004
                                                                         -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    8,064,569      12,796,952

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          19,110,452      16,762,019
                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $27,175,021     $29,558,971
                                                                         ===========     ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., (the company or the corporation) and its wholly owned subsidiary, PFC Bank (the bank), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to the quarterly report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the corporation's consolidated year-end financial statements, including notes thereto, which are included in the corporation's 2001 Annual Report on Form 10-K. In the opinion of the corporation, the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly the financial position as of March 31, 2002 and 2001, the results of operation for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.

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

NOTE D - COMPREHENSIVE INCOME
Total comprehensive income for the three months ended March 31, 2002 and 2001 was $2,089,872 and $1,626,438, respectively.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the three months ended March 31, 2002, the corporation's total assets increased from December 31, 2001 by $11.9 million resulting primarily from increases of approximately $8.1 million in liquid assets such as cash and due from banks and federal funds sold in addition to increases of $2.5 million in loans, $0.6 million in held-to-maturity securities, $0.4 million in available-for-sale securities and $0.4 million in other assets. These increases were the result of an increase in deposits and an increase in market values of the available-for-sale security portfolio. These increases are offset slightly by a decrease in fixed assets of $0.1 million. The corporation's total assets increased over March 31, 2001 by $20.6 million resulting from increases of $16.9 million in net loans, investment securities of $6.0 million and $0.4 million in other assets partially offset by a decrease of $2.4 million in cash and due from banks and federal funds and $0.3 million in fixed assets.

The increase in total liabilities of approximately $10.1 million from December 31, 2001 to March 31, 2002 is attributable to increases in deposits of $9.2 million, other liabilities of $0.8 million and deferred taxes of $0.1 million. The increase in total liabilities of $15.6 million from March 31, 2001 to March 31, 2002 is attributable to increases in deposits of $20.3 million and deferred taxes of $0.5 million slightly offset by decreases in Federal Home Loan Bank borrowings of $5.0 million and other liabilities of $0.2 million.

As of March 31, 2002, PFC Bank, the corporation's wholly owned subsidiary, had a ratio of non-performing and greater than 90 day delinquent loans to total loans of 0.11% as compared to a ratio of 0.15% as of December 31, 2001 and 0.06% at March 31, 2001. Non-performing loan totals, loans delinquent more than 90 days or held on non-accrual status, at March 31, 2002 were $259,000 as compared to $340,000 and $137,000 at December 31, 2001 and March 31, 2001, respectively. At March 31, 2002, the allowance for possible loan losses was $1,398,000, which represented 0.60% of total loans as compared to 0.60% at December 31, 2001 and 0.66% at March 31, 2001. Non-performing loans were 1.04% of the allowance for possible loan losses, as compared to 1.68% at December 31, 2001 and 5.09% at March 31, 2001.

In management's opinion, the allowance for possible loan losses at March 31, 2002 is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

NET INCOME

For the three-month period ended March 31, 2002, the corporation recognized net income of $2.0 million, an increase of $0.7 million over the same period in the prior year. This increase is attributable to increases of $0.4 million in capital gains taken from the sale of available-for-sale securities and $0.7 million in net interest income partially offset by increases in provisions for federal income tax of $0.4 million.

The operating results of the corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

NET INTEREST INCOME

Interest income for the three-month period ended March 31, 2002 was $5.3 million, a decrease of $0.1 million from the three-month period ended March 31, 2001. This decrease is primarily attributed to an economic downturn in interest rates during 2001. Interest expense for the three-month period ended March 31, 2002 was approximately $2.3 million, a $0.7 million decrease compared to the same three-month period ended March 31, 2001. Management attributes this decrease primarily to the decrease in interest rates during 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance based on its determination of the necessary level of the allowance. For the three-month period ended March 31, 2002, PFC Bank recorded $21,000 to the provision for loan losses as compared to $15,000 for the same period in the previous year. Net charge-offs for the three month period ended March 31, 2002 amounted to $9,000 as compared to $10,000 for the three-month period ended March 31, 2001.

Activity in the allowance for loan losses was as follows:

                                      Three-Months Ended          Year Ended
                                         March 31, 2002        December 31, 2001
                                     --------------------      -----------------

Balance, beginning of period                $1,386                   $1,412
Provision                                       21                       60
Charge-offs                                    (10)                    (105)
Recoveries                                       1                       19
                                            ------                   ------
Balance, end of period                      $1,398                   $1,386
                                            ======                   ======

OTHER INCOME

Other income for the three-month period ended March 31, 2002 was approximately $1.4 million, an increase of $0.4 million over the three-month period ended March 31, 2001. This increase is primarily attributable to capital gains from the sale of available-for-sale securities of $1.3 million for the three-month period ended March 31, 2002 as compared with capital gains of $0.9 million for the same period of 2001. These net gains were primarily the result of the liquidation of a portion of PFC Bank's stock portfolio.

OTHER EXPENSES

Total other expenses for the three-month period ended March 31, 2002 remained virtually unchanged when compared to the same period in the prior year. Increases in salaries and employee benefits of $22,000, and various other operating expenses of $16,000, were offset by decreases in data processing expenses of $22,000 and occupancy expenses of $12,000.

Maintaining a focus on operating cost control has become increasingly important and the corporation has maintained a relatively stable overhead.

PROVISION FOR INCOME TAXES

The corporation's provision for income taxes was $944,000 for the three-month period ended March 31, 2002, as compared to $564,000 for the period ended March 31, 2001. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the corporation, as a separate entity.

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

                                  March 31          December 31        March 31
                                   2002                2001              2001

Leverage Ratio                     8.82%               8.47%             8.86%

Risk-Based Capital                20.26%              19.54%            19.89%

Tier I Capital                    15.04%              14.35%            14.78%

REGULATORY ACTIVITY

In recent years, Pennsylvania enacted a law to permit state chartered banking institutions to sell insurance. This follows a U.S. Supreme Court decision in favor of nationwide insurance sales by banks. The decision also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. PFC Bank does not currently have plans to enter the insurance field.

Congress recently enacted legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act, which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the corporation does not currently anticipate entering into these activities.

Management estimates that changes in PFC Bank's FDIC assessment rate, resulting from the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact the results of operations net of income taxes. Prior to this enactment, PFC Bank was not required to pay any FDIC assessment. Although the bank is in the minimum assessment bracket, income will be impacted in the amount of $50,000 for the year ended December 31, 2002. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and simplification of forms and disclosures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the corporation's interest rate risk position since December 31, 2001. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the corporation's business activities.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
Details concerning the civil action filed in the Court of Common Pleas of Armstrong County, Pennsylvania on November 29, 2000 are set forth in the annual report of 10K for December 31, 2000 and 2001. There have been no material developments in the first quarter of 2002.

ITEM 2. CHANGES IN SECURITIES
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There was no submission of matters brought to a vote of security holders in the first quarter of 2002.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

         2.1 Agreement and Plan of Reorganization, dated as of March 19, 2002, by and among Peoples Financial Corp., Inc., S & T Bancorp, Inc. and S & T Merger Subsidiary, Inc.
               (Incorporated by reference to Current Report on Form 8-K, dated March 19, 2002, and filed with the Commission on March 28, 2002.)

         3.1   Registrant's Articles of Incorporation.
               (Incorporated by reference in Registrant's January 27, 1995, filing on Form S-4).

         3.2   Registrant's By-Laws.
               (Incorporated by reference in Registrant's January 27, 1995, filing on Form S-4).

         10.1  Settlement Agreement.
               (Incorporated by Reference in the Registrant's December 31, 1996 filing on Form 10-KSB).

         10.2  General Release
               (Incorporated by Reference in the Registrant's December 31, 1996 filing on Form 10-KSB).

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

         10.3 Executive Employment Agreement between R.B. Robertson and Bank. (included herein at Exhibit 10.3).

         11 Statement re: Computation of Earnings Per Share. (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

(b)      Reports on Form 8-K
               Current Report on Form 8-K, dated March 19, 2002, and filed with the Commission on March 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     May  10, 2002
      -----------------------



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

     2.1 Agreement and Plan of Reorganization, dated as of March 19, 2002, by and among Peoples Financial Corp., Inc., S & T Bancorp, Inc. and
            S & T Merger Subsidiary, Inc.
            (Incorporated by reference to Current Report on Form 8-K, dated March 19, 2002, and filed with the Commission on March 28, 2002.)

     3.1    Registrant's Articles of Incorporation.
            (Incorporated by reference in Registrant's January 27, 1995 filing of Form S-4).

     3.2    Registrant's By-Laws.
            (Incorporated by reference in Registrant's January 27, 1995 filing of Form S-4).

     10.1   Settlement Agreement.
            (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

     10.2   General Release
            (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

     10.3 Executive Employment Agreement between R.B. Robertson and Bank. 17 (included herein at Exhibit 10.3)

     11     Statement re: Computation of Earnings Per Share.
            (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

(b)  Reports on Form 8-K
            Current Report on Form 8-K, dated March 19, 2002, and filed with the Commission on March 28, 2002.