Form 10-Q
period 2002-06-30
PEOPLES FINANCIAL CORP INC /PA/
filed 2002-08-09
CIK 936948

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
   [X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended         June  30, 2002
                                          --------------------------------------

   [ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                         -----------------   -------------------


                    Commission file number                33-88802
                                           -------------------------------------


                                PEOPLES FINANCIAL CORP., INC.
           ---------------------------------------------------------------------
             (Exact name of small business issuer as specified in its charter)

                    Pennsylvania                          25-1469914
           ---------------------------------------------------------------------
           (State or other jurisdiction of     (IRS Employer Identification No.)
            incorporation or organization)


                  Ford Street and Fourth Avenue, Ford City, PA  16226
           ---------------------------------------------------------------------
                        (Address of principal executive offices)


                                    (724) 763-1221
           ---------------------------------------------------------------------
                              (Issuer's telephone number)


           ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                                                       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable dates:        August 1, 2002
                                                   -----------------------------

     As of August 1, 2002, there were 1,665,412 shares of the Registrant's common stock, $0.30 par value, outstanding.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

INDEX                                                                       PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2002 (unaudited),
         December 31, 2001 and June 30, 2001 (unaudited)....................   1

         Consolidated Statements of Income - Six months ended June 30,
         2002 and 2001 (unaudited) .........................................   2

         Consolidated Statements of Income - Three months ended June 30,
         2002 and 2001 (unaudited) .........................................   3

         Consolidated Statements of Cash Flows - Six months ended June 30,
         2002 and 2001 (unaudited) .........................................   4

         Notes to Consolidated Financial Statements ........................   5

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation.......................   7

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk..........  12

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................  13

ITEM 2.  Changes in Securities..............................................  13

ITEM 3.  Defaults Upon Senior Securities....................................  13

ITEM 4.  Submission of Matters to a Vote of Security Holders................  13

ITEM 5.  Other Information..................................................  13

ITEM 6.  Exhibits and Reports on Form 8-K...................................  13

SIGNATURES..................................................................  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,                                 JUNE 30,
                                                                  2002             DECEMBER 31,             2001
ASSETS                                                         (UNAUDITED)              2001             (UNAUDITED)
                                                             -------------        -------------        -------------
   Cash and due from banks                                   $  21,198,177        $  14,110,452        $  26,744,840
   Federal funds sold                                           15,000,000            5,000,000            1,975,000
   Available-for-sale securities                                29,672,104           31,709,475           29,200,791
   Held-to-maturity securities                                  36,660,840           36,005,350           36,486,873
   Federal Home Loan Bank stock, at cost                         1,607,500            1,446,700            1,446,700
   Loans receivable, net                                       232,885,571          227,906,525          217,182,711
   Premises and equipment, net                                   2,547,548            2,702,473            2,880,267
   Other assets                                                  4,266,950            2,818,034            2,470,871
                                                             -------------        -------------        -------------

      TOTAL ASSETS                                           $ 343,838,690        $ 321,699,009        $ 318,388,053
                                                             =============        =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
      Non-interest bearing                                   $  35,880,365        $  30,867,475        $  31,995,317
      Interest bearing                                         255,124,211          241,702,579          232,031,171
                                                             -------------        -------------        -------------
      Total deposits                                           291,004,576          272,570,054          264,026,488

   FHLB Borrowings                                                       0                    0            5,000,000
   Accrued interest and other liabilities                        8,342,974            8,445,564            9,432,580
                                                             -------------        -------------        -------------

      TOTAL LIABILITIES                                        299,347,550          281,015,618          278,459,068

STOCKHOLDERS' EQUITY
   Common stock, par value                                         531,916              531,916              531,916
   Surplus                                                       3,832,083            3,832,083            3,832,083
   Retained earnings                                            32,939,030           28,593,976           23,597,415
   Accumulated other comprehensive income                       11,137,057           11,674,362           12,916,517
   Treasury stock                                               (3,948,946)          (3,948,946)          (3,948,946)
                                                             -------------        -------------        -------------
      Total stockholders' equity                                44,491,140           40,683,391           39,928,985
                                                             -------------        -------------        -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 343,838,690        $ 321,699,009        $ 318,388,053
                                                             =============        =============        =============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
INTEREST INCOME                                            2002          2001
                                                       -----------   -----------
  Loans                                                $ 8,914,121   $ 8,768,383
  Investment securities                                  1,602,401     1,640,657
  Interest-bearing deposits                                 70,530       247,789
  Federal funds sold                                       115,463       221,960
                                                       -----------   -----------
     Total interest income                              10,702,515    10,878,789

INTEREST EXPENSE
  Deposits                                               4,508,192     5,818,595
  FHLB borrowings                                                0       166,293
                                                       -----------   -----------
     Total interest expense                              4,508,192     5,984,888
                                                       -----------   -----------
NET INTEREST INCOME                                      6,194,323     4,893,901
PROVISION FOR LOAN LOSSES                                   42,000        30,000
                                                       -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      6,152,323     4,863,901

OTHER INCOME
  Service fees                                             227,974       237,348
  Net investment gains                                   4,343,379     1,077,546
  Other                                                     46,275        55,919
                                                       -----------   -----------
     Total other income                                  4,617,628     1,370,813

OTHER EXPENSES
  Salaries                                               1,062,388     1,002,148
  Pension and other employee benefits                      496,712       471,033
  Occupancy expense                                        476,739       506,845
  Legal and professional                                   206,721        90,526
  Regulatory fees                                           42,406        41,685
  Data processing                                           85,806       117,219
  Other                                                    892,068       941,962
                                                       -----------   -----------
     Total other expenses                                3,262,840     3,171,418


INCOME BEFORE INCOME TAXES                               7,507,111     3,063,296

PROVISION FOR INCOME TAXES                               2,429,275       924,218
                                                       -----------   -----------
NET INCOME                                             $ 5,077,836   $ 2,139,078
                                                       ===========   ===========
NET INCOME PER SHARE OF COMMON STOCK                   $      3.05   $      1.28
                                                       ===========   ===========
NET INCOME PER SHARE OF COMMON STOCK (FULLY DILUTED)   $      3.05   $      1.28
                                                       ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME
  PER SHARE OF COMMON STOCK                              1,665,412     1,665,412
                                                       ===========   ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
INTEREST INCOME                                           2002          2001
                                                       ----------    ----------
  Loans                                                $4,509,460    $4,429,636
  Investment securities                                   763,482       808,368
  Interest-bearing deposits                                43,909       150,296
  Federal funds sold                                       64,168       103,703
                                                       ----------    ----------
     Total interest income                              5,381,019     5,492,003

INTEREST EXPENSE
  Deposits                                              2,245,640     2,892,909
  FHLB borrowings                                               0        83,146
                                                       ----------    ----------
     Total interest expense                             2,245,640     2,976,055
                                                       ----------    ----------
NET INTEREST INCOME                                     3,135,379     2,515,948
PROVISION FOR LOAN LOSSES                                  21,000        15,000
                                                       ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     3,114,379     2,500,948

OTHER INCOME
  Service fees                                            117,481       128,787
  Net investment gains                                  3,092,082       221,671
  Other                                                    20,793        26,967
                                                       ----------    ----------
                                                        3,230,356       377,425
OTHER EXPENSES
  Salaries                                                571,755       537,947
  Pension and other employee benefits                     304,637       274,156
  Occupancy expense                                       239,254       257,015
  Legal and professional                                  141,276        55,432
  Regulatory fees                                          21,249        20,996
  Data processing                                          46,026        55,134
  Other                                                   453,824       488,650
                                                       ----------    ----------
                                                        1,778,021     1,689,330

INCOME BEFORE INCOME TAXES                              4,566,714     1,189,043

PROVISION FOR INCOME TAXES                              1,485,500       360,011
                                                       ----------    ----------
NET INCOME                                             $3,081,214    $  829,032
                                                       ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK                   $     1.85    $     0.50
                                                       ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK (FULLY DILUTED)   $     1.85    $     0.50
                                                       ==========    ==========
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME
  PER SHARE OF COMMON STOCK                             1,665,412     1,665,412
                                                       ==========    ==========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------
                                                                             2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES                                    ------------     -----------
Net Income                                                              $  5,077,836     $ 2,139,078
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization                                                233,959         268,172
Net investment security gains                                             (4,343,379)     (1,077,546)
Net accretion/amortization of
 premiums and discounts                                                       15,680         (24,068)
Provision for loan losses                                                     42,000          30,000
(Gain)/loss on sale/disposal of assets                                             0          57,359
Deferred taxes                                                               368,570         (25,694)
Increase (decrease) in cash due to changes in assets and liabilities:
     Other assets                                                         (1,454,584)      1,623,816
     Accrued interest and other liabilities                                 (194,367)         36,474
                                                                        ------------    ------------
  NET CASH FROM OPERATING ACTIVITIES                                        (254,285)      3,027,591

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                     6,119,151       1,534,373
  Proceeds from maturities of securities held to maturity                 11,225,705       6,000,000
  Purchase of available-for-sale securities                                 (552,500)       (908,865)
  Purchase of securities held-to-maturity                                (11,896,875)     (4,999,270)
  Purchase of FHLB stock                                                    (160,800)        (38,300)
  Net loans made to customers                                             (5,025,358)     (3,774,754)
  Purchases of premises and equipment                                        (69,054)       (263,145)
  Proceeds from disposal of premises and equipment                                 0         (57,359)
                                                                        ------------    ------------
  NET CASH USED BY INVESTING ACTIVITIES                                     (359,731)     (2,507,320)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                18,434,522      12,020,444
  Dividends paid                                                            (732,781)       (582,894)
                                                                        ------------    ------------
NET CASH FROM FINANCING ACTIVITIES                                        17,701,741      11,437,550
                                                                        ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   17,087,725      11,957,821

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          19,110,452      16,762,019
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 36,198,177     $28,719,840
                                                                        ============    ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

PEOPLES FINANCIAL CORP., INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include Peoples Financial Corp., Inc., and its wholly owned subsidiary, PFC Bank, and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the corporation's consolidated year-end financial statements, including notes thereto, which are included in the corporation's 2000 Annual Report on Form 10-K. In the opinion of the corporation, the unaudited consolidated interim financial statements contain all significant adjustments necessary to present fairly the financial position as of June 30, 2002 and 2001, the results of operation for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

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

NOTE D - COMPREHENSIVE INCOME
Total comprehensive income for the six months ended June 30, 2002 and 2001 was $4,540,531 and $4,336,865, respectively.

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

For the six months ended June 30, 2002, the corporation's total assets increased from December 31, 2001 by $22.1 million, resulting primarily from increases of approximately $17.1 million in liquid assets such as cash and due from banks and federal funds sold, in addition to increases of $5.0 million in net loans, $1.4 million in other assets, $0.7 million in held-to-maturity securities and $0.2 million in Federal Home Loan Bank stock. These increases are offset slightly by decreases in available-for-sale securities of $2.0 million and premises and equipment of $0.2 million. The corporation's total assets increased, over June 30, 2001, by $25.5 million resulting from increases of $15.7 million in net loans, $7.4 million in cash and due from banks and federal funds, investment securities of $0.7 million, Federal Home Loan Bank stock of $0.2 million and other assets of $1.8 million, offset by decreases in fixed assets of $0.3 million.

The increase in total liabilities of approximately $18.3 million from December 31, 2001 to June 30, 2002 is attributable to increases in deposits of $18.4 million and deferred taxes of $0.1 million, slightly offset by a decrease in other liabilities of $0.2 million. The increase in total liabilities of $20.9 million from June 30, 2001 to June 30, 2002 is attributable to increases in deposits of $27.0 million, partially offset by decreases in Federal Home Loan Bank borrowings of $5.0 million, deferred taxes of $0.5 million and other liabilities of $0.6 million.

As of June 30, 2002, PFC Bank, the corporation's wholly owned subsidiary, had a ratio of non-performing and greater than 90 day delinquent loans to total loans of 0.15% as compared to a ratio of 0.15% as of December 31, 2001 and 0.10% at June 30, 2001. Non-performing loan totals at June 30, 2002 were $354,000 that were delinquent more than 90 days or held on non-accrual status as compared to $340,000 and $224,000 at December 31, 2001 and June 30, 2001, respectively. At June 30, 2002, the allowance for possible loan losses was $1,407,000, which represented 0.60% of total loans as compared to 0.60% at December 31, 2001 and 0.65% at June 30, 2001. Non-performing loans were 2.27% of the allowance for possible loan losses, as compared to 1.68% at December 31, 2001 and 5.31% at June 30, 2001.

In management's opinion, the allowance for possible loan losses, at June 30, 2002, is adequate to absorb future loan losses based on information presently known. Management cannot assure, however, that additions to the allowance will not be required in the future to cover losses that are presently unforeseen.

RESULTS OF OPERATIONS

NET INCOME

For the six-month period ended June 30, 2002, the corporation recognized net income of $5.1 million, an increase of $2.9 million over the same period in the prior year. This increase is attributable to increases of $3.3 million in capital gains taken from the sale of available-for-sale securities and $1.3 million in net-interest income offset by increases in provisions for federal income tax of $1.5 million and other operating expenses of $0.1 million. Net income for the three-month period ended June 30, 2002 was $3.1 million, an increase of $2.3 million compared with the three months ended June 30, 2001. This increase was primarily attributable to an increase in capital gains taken from the sale of available-for-sale securities of $2.9 million.

The operating results of the corporation are largely dependent upon the net income generated by its subsidiary, PFC Bank. PFC Bank has the benefit of a substantially appreciated available-for-sale investment portfolio, the strategic liquidation of portions of which enable the corporation to absorb the negative effects of interest rate fluctuation and still maintain profitable operations.

NET INTEREST INCOME

Interest income for the six-month period ended June 30, 2002 was $10.7 million, a decrease of nearly $0.2 million from the six-month period ended June 30, 2001. This increase is primarily attributed to a $0.2 million decrease in interest on interest-bearing deposits and $0.1 million in interest from federal funds sold, offset by an increase of $0.1 million from interest earned on the loan portfolio. Interest expense for the six-month period ended June 30, 2002 was approximately $4.5 million, a $1.5 million decrease over the same six-month period ended June 30, 2001. Management attributes this decrease to the decrease in interest rates paid on interest-bearing deposits in addition to a decrease in short-term borrowed funds.

For the three-month period ended June 30, 2002, interest income was $5.4 million, a $0.1 million decrease as compared to the three-month period ended June 30, 2001. This decrease is due to decrease in interest received from investment securities, interest bearing deposits and federal funds sold of $0.2 million, offset slightly by an increase in interest received on loans of $0.1 million. Interest expense for the three-months ended June 30, 2002 of $2.2 million is a $0.7 million decrease compared to the same period in 2001, attributable to decreases in interest on interest-bearing deposits and short-term borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based upon management's ongoing assessment of the inherent risk of loss in the outstanding loan portfolio. Management's risk assessment is based on the evaluation of individual loans, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make its evaluations, future adjustments to the allowance for possible loan losses may be necessary. PFC Bank continues to monitor its loan portfolio on a regular basis and will make additions to its allowance. For the six-month period ended June 30, 2002, PFC Bank increased the provision for loan losses by $42,000 as compared to $30,000 for the same period in 2001. Net charge-offs for the six-month period ended June 30, 2002 were $21,000 as compared to $20,000 for the six-month period ended June 30, 2001. For the three-month period ended June 30, 2002, PFC Bank increased the provision for loan losses by $21,000, compared to $15,000 for the same period in 2001. Net charge-offs for the three-month period ended June 30, 2002 were $12,000 as compared to $10,000 for the three-month period ended June 30, 2001.

Activity in the allowance for loan losses was as follows:

                                    SIX-MONTHS ENDED           YEAR ENDED
                                      JUNE 30, 2002         DECEMBER 31, 2001
                                    ----------------        -----------------

Balance, beginning of period             $1,386                  $1,412
Provision                                    42                      60
Charge-offs                                 (28)                   (105)
Recoveries                                    7                      19
                                         ------                  ------
Balance, end of period                   $1,407                  $1,386
                                         ======                  ======

OTHER INCOME

Other income for the six-month period ended June 30, 2002 was approximately $4.6 million, an increase of $3.2 million over the six-month period ended June 30, 2001. This increase is primarily attributable to capital gains from the sale of available-for-sale securities of $4.3 million for the six-month period ended June 30, 2002 as compared with capital gains of $1.1 million for the same period of 2001. These net gains were primarily the result of the liquidation of a portion of PFC Service Corporation's stock portfolio due to increased market values. Other income for the three-month period ended June 30, 2002 was $3.2 million, an increase of $2.9 million as compared to the same period in 2001. This increase represents $2.9 million in capital gains from the sale of available-for-sale securities.

OTHER EXPENSES

Total other expenses increased $91,000 for the six-month period ended June 30, 2002, compared to the same period in 2001. This increase was the result of increases in salaries and employee benefits of $86,000 and various other operating expenses of $67,000, offset by a decrease in occupancy expenses of $30,000 and data processing fees of $32,000. Other expenses for the three-months ended June 30, 2002 of $1.8 million increased $89,000 over the three-month period ended June 30, 2001. This increase was the result of increases in salaries and employee benefits of $64,000 and $52,000 in various other expenses, slightly offset by decreases in occupancy expense of $18,000 and data processing fees of $9,000.

Maintaining a focus on operating cost control has become increasingly important and the corporation has succeeded in maintaining a relatively stable overhead burden.

PROVISION FOR INCOME TAXES

The corporation's provision for income taxes was $2.4 million for the six-month period ended June 30, 2002, as compared to $0.9 million for the same period ended June 30, 2001. During the three-month period ended June 30, 2002, the corporation increased the provision for income taxes to $1.5 million as compared to $0.4 million for the same period in 2001. State tax liabilities are incurred both by PFC Bank, in the form of Pennsylvania Bank Shares tax, and by the corporation, as a separate entity.

LIQUIDITY

Liquidity is the availability of funds to meet the daily requirements of the business. For financial institutions, demand for funds comes principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities, sales of investment securities, deposit growth or short-term borrowings. Liquidity measures are formally reviewed by management monthly, and management believes that we continue to show adequate liquidity in all areas of our organization.

CAPITAL ADEQUACY

PFC Bank is subject to various regulatory capital requirements administered by federal banking agencies. Quantitative measures, established by regulation to ensure capital adequacy, require the bank to maintain a minimum leverage ratio and ratios of total capital and Tier I capital to risk-weighted assets. Equity and risk-based capital ratios for the bank exceed these minimums ratios and are as follows:

                             JUNE 30       DECEMBER 31     JUNE 30
                               2002           2001           2001

Leverage Ratio                 9.36%          8.47%          8.82%

Risk-Based Capital            20.31%         19.54%         20.74%

Tier I Capital                15.67%         14.35%         14.97%

REGULATORY ACTIVITY

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

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
Details concerning the civil action filed in the Court of Common Pleas of Armstrong County, Pennsylvania on November 29, 2000 are set forth in the annual report of 10K for December 31, 2000. There have been no material developments in the second quarter of 2002.

ITEM 2. CHANGES IN SECURITIES
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 23, 2002, Peoples Financial Corp., Inc., held its Annual Shareholder's meeting. During the meeting the Agreement and Plan of Reorganization dated as of March 19, 2002, by and between Peoples Financial Corp., Inc., S & T Bancorp, Inc., and S & T Merger Subsidiary, providing, among other things, for the merger of Peoples Financial Corp., Inc., and S & T Merger Subsidiary was approved and adopted. Directors were elected for a one year term. In addition, the shareholders ratified the selection of Edwards Sauer & Owens as the independent auditors for the corporation for 2002. The following tables indicate the results of the Plan of Reorganization, election of directors and the ratification of independent auditors.

                 RESULTS OF ELECTION FOR PLAN OF REORGANIZATION

FOR   1,529,713            AGAINST   30,198                   ABSTAIN   15,802
    -------------                  ----------                          ---------


                        RESULTS OF ELECTION OF DIRECTORS

NAME                                   FOR            WITHHELD
----                                   ---            --------
Frank T. Baker                      1,571,720          52,309
Darl Hetrick                        1,571,720          52,309
Francis E. Kane                     1,571,720          52,309
Timothy P. Reddinger                1,571,720          52,309
R.B. Robertson                      1,571,720          52,309
R.B. Robertson, Jr.                 1,571,720          52,309
J. Jack Sherman                     1,569,622          54,407
Howard Shreckengost                 1,571,720          52,309
William H. Toy                      1,571,720          52,309

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONT.)


                   RESULTS OF ELECTION OF INDEPENDENT AUDITORS

NAME                                  FOR         AGAINST       ABSTAIN
----                                  ---         -------       -------
Edwards Sauer & Owens              1,616,797        620          6,612

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

     3.1  Registrant's Articles of Incorporation.
          (Incorporated by reference in Registrant's January 27, 1995, filing on Form S-4).

     3.2  Registrant's By-Laws.
          (Incorporated by reference in Registrant's January 27, 1995, filing on Form S-4).

     10.1 Settlement Agreement.
          (Incorporated by Reference in the Registrant's December 31, 1996 filing on Form 10-KSB).

     10.2 General Release
          (Incorporated by Reference in the Registrant's December 31, 1996 filing on Form 10-KSB).

     10.3 Executive Employment Agreement between R.B. Robertson and Bank. (Incorporated by Reference in the Registrant's December 31, 2001 filing on Form 10-K).

     11   Statement re: Computation of Earnings Per Share.
          (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

PEOPLES FINANCIAL CORP., INC. AND SUBSIDIARY

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONT.)

     99.1 Certification of Chief Executive Officer.
          (included herein at Exhibit 99.1)

     99.2 Certification of Chief Financial Officer.
          (included herein at Exhibit 99.2)

(b)  Reports on Form 8-K

          The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August  9, 2002
      --------------------------------------



                                                  PEOPLES FINANCIAL CORP., INC.
                                                                   (Registrant)



/s/R.B. Robertson
--------------------------------------------
R.B. Robertson
President & Chief Executive Officer




/s/James L. Kifer
--------------------------------------------
James L. Kifer
Executive Vice President & Asst. Secretary

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

     3.1  Registrant's Articles of Incorporation.
          (Incorporated by reference in Registrant's January 27, 1995 filing of Form S-4).

     3.2  Registrant's By-Laws.
          (Incorporated by reference in Registrant's January 27, 1995 filing of Form S-4).

     10.1 Settlement Agreement.
          (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

     10.2 General Release
          (Incorporated by Reference in the Registrant's December 31, 1996 filing of Form 10-KSB).

     10.3 Executive Employment Agreement between R. B. Robertson and Bank. (included herein at Exhibit 10.3)

     11   Statement re: Computation of Earnings Per Share.
          (included herein at Part I, Item 1, Page 2 of this Form 10-Q).

     99.1 Certification of Chief Executive Officer.
          (included herein at Exhibit 99.1)                                   19

     99.2 Certification of Chief Financial Officer.
          (included herein at Exhibit 99.2)                                   20

(b)  Reports on Form 8-K
          The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 2002.